Form 10QSB
period 2005-06-30
Elite Artz, Inc
filed 2005-08-12
CIK 1306035

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2005

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________


                Commission file number 333-121663


                         ELITE ARTZ, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                Nevada                         90-0201309
-------------------------------   --------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
        incorporation or organization)


       4950 W. Craig Road, Suite 3-235, as Vegas, NV 89130
      -----------------------------------------------------
             (Address of principal executive offices)


                          (702)655-3591
                    --------------------------
                   (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 31, 2005 - 30,038,400 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                           FORM 10-QSB
                         ELITE ARTZ, INC.

                              INDEX
                                                                     Page
                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS .........................................2

         Balance Sheets June 30, 2005 and March 31, 2005...............3

         Statement of Operations for the Three and Six Months Ended
         June 30, 2005 and 2004 and Since Inception July 14, 2002......4

         Statement of Cash Flows for the Six Months Ended
         June 30, 2005 and 2004 and Since Inception July 14, 2002......5

         Notes to Financial Statements.................................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION OR PLAN OF OPERATION.....................10

ITEM 3.  CONTROLS AND PROCEDURES......................................13

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..13

ITEM 3.  DEFAULTS IN SENIOR SECURITIES................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........13

ITEM 5.  OTHER INFORMATION............................................14

ITEM 6.  EXHIBITS.....................................................14

SIGNATURES............................................................14



                  PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                         ELITE ARTZ, INC.
                    (Development Stage Company)
                          BALANCE SHEETS
               June 30, 2005 and December 31, 2004

==============================================================================

                                                       Jun 30,     Dec 31,
                                                         2005        2004
                                                   ------------- -------------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS

 Cash                                              $         17  $      1,958
 Inventory - for resale                                  12,250        15,200
                                                   ------------- -------------
     Total Current Assets                                12,267        17,158
                                                   ------------- -------------

AVAILABLE - FOR - SALE SECURITIES                        42,000        57,500
                                                   ------------- -------------

                                                   $     54,267  $     74,658
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                                  $      3,225  $      2,090
                                                   ------------- -------------

     Total Current Liabilities                            3,225         2,090
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

 Preferred stock -
   20,000,000 shares authorized at $0.001
   par value; none issued                                     -             -
 Common stock -
   50,000,000 shares authorized at $0.001
   par value; 3,038,400 shares issued and
   outstanding                                            3,038         3,038
 Capital in excess of par value                         271,362       271,162
 Deficit accumulated during the development stage      (223,358)     (201,632)
                                                   ------------- -------------

     Total Stockholders' Equity                          51,042        72,568
                                                   ------------- -------------

                                                   $     54,267  $     74,658
                                                   ============= =============

The accompanying notes are an integral part of these financial statements.



                             ELITE ARTZ, INC.
                       (Development Stage Company)
                          STATEMENT OF OPERATIONS
    For the Three and Six Months Ended June 30, 2005 and 2004 and the
       Period July 15, 2002 (date of inception) to June 30,  2005
                               (Unaudited)

================================================================================================

                                                                                     Inception
                                   Three Months                 Six Months              to
                                Jun 30,      Jun 30,        Jun 30,      Jun 30,      Jun 30,
                                 2005         2004           2005         2004          2005
                            ------------- -------------- ------------- ------------ ------------
SALES                       $          -  $      75,500  $     11,700  $   112,500  $   174,000

COST OF SALES                          -        147,475         7,150      171,525      208,835
                            ------------- -------------- ------------- ------------ ------------

  Gross profit (loss)                  -        (71,975)        4,550      (59,025)     (34,835)
                            ------------- -------------- ------------- ------------ ------------

EXPENSES
  Sales and marketing              2,388              -         3,032        7,500       22,782
  Administrative                   2,876          3,005         7,744       13,147       95,241
                            ------------- -------------- ------------- ------------ ------------
                                   5,264          3,005        10,776       20,647      118,023
                            ------------- -------------- ------------- ------------ ------------
NET LOSS -  before
   other expenses                 (5,264)       (74,980)       (6,226)     (79,672)    (152,858)

OTHER EXPENSES
  Unrealized loss in
   available-for-sale
   securities                          -              -       (15,500)           -      (70,500)
                            ------------- -------------- ------------- ------------ ------------

NET LOSS                    $     (5,264) $     (74,980) $    (21,726) $   (79,672) $  (223,358)
                            ============= ============== ============= ============ ============

NET LOSS PER COMMON SHARE
 Basic and diluted          $          -  $        (.02) $       (.01) $      (.03)
                            ============= ============== ============= ============
AVERAGE OUTSTANDING SHARES
 Basic (stated in 1,000's)         3,038          3,012         3,038        2,956
                            ============= ============== ============= ============



The accompanying notes are an integral part of these financial statements.



                             ELITE ARTZ, INC.
                       (Development Stage Company)
                         STATEMENT OF CASH FLOWS
         For the Six Months Ended June 30, 2005 and 2004 and the
        Period July 15, 2002 (Date of inception) to June 30, 2005
                               (Unaudited)

===============================================================================================

                                                                                   Inception to
                                                          Jun 30,       Jun 30,      Jun 30,
                                                           2005          2004         2005
                                                     -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $     (21,726) $    (79,672) $   (223,358)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
    Changes in inventory                                     2,950       151,485      (124,750)
    Changes in accounts payable                              1,135             -         3,225
    Unrealized loss in available-for-sale securities        15,500             -        70,500
                                                     -------------- ------------- -------------

      Net Cash from (used) in Operations                    (2,141)       71,813      (274,383)
                                                     -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase available-for-sale securities                         -      (112,500)            -
                                                     -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution to capital                                      200             -           200
  Proceeds from issuance of common stock                         -        41,200       274,200
                                                     -------------- ------------- -------------

Net Increase (decrease) in Cash                             (1,941)          513            17

Cash at Beginning of Period                                  1,958           702             -
                                                     -------------- ------------- -------------

Cash at End of Period                                $          17  $      1,215  $         17
                                                     ============== ============= =============

NON CASH FLOWS FROM OPERATING ACTIVITIES

    Trade of art inventory for available-for-sale
      securities - 2004                                                           $    112,500
    Less valuation adjustment                                                          (70,500)
                                                                                  -------------
                                                                                  $     42,000
                                                                                  =============



The accompanying notes are an integral part of these financial statements.

                                   -5-

                        ELITE  ARTZ,  INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2005

==============================================================================

1. ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value
with the name "North American Marketing Corporation".   On March 25, 2004 the
Company changed it domicile to the state of Nevada in connection with a name change to "Elite Artz, Inc." and the addition of authorized preferred stock of 20,000,000 shares with a par value of $.001. The terms of the preferred stock have not been determined by the board of directors of the Company.

The Company was organized to engage in the business of direct marketing of fine quality original oil paintings, and framed and matted prints, by well known artists, as well as specialty collections to hospitals, corporations, colleges and private individuals.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                         ELITE ARTZ, INC.
                    (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - continued
                           June 30, 2005

=============================================================================


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
---------------------

The carrying amounts of financial instruments   are considered by management
to be their estimated fair values due to their short term maturities.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2005, the Company had a net operating loss available for carry forward of $152,858. The tax benefit of approximately $46,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit. The loss carryforward expires beginning in the years 2023 through 2026.

Concentration of Credit Risk
----------------------------

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Revenue Recognition
--------------------

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

                         ELITE ARTZ, INC.
                    (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - continued
                           June 30, 2005

=============================================================================


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory
---------

Inventory consists of oil paintings and framed matted prints ready for sale and is stated at the lower of cost or market, which is determined on an item by item basis.

Marketable Securities
---------------------

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value are expensed.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  AVAILABLE-FOR-SALE SECURITIES

During June 2004 the Company received 50,000 common shares of Imedia International, Inc. resulting from the trade of its inventory. The fair market value of the stock received was $2.25 per share on the date of the trade. On the date of this report the fair market value had decreased to $.84 per share and after that date the market value has fluctuated in value and the financial condition of Imedia International, Inc. is uncertain. Management has no immediate plans to sell the securities, however they are available to be sold at the prevailing market, if needed. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other than temporary unrealized decreases in value are expensed. The decrease in value of the above securities are considered to be other than temporary and has been expensed.

                         ELITE ARTZ, INC.
                    (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - continued
                           June 30, 2005

=============================================================================

4.  CAPITAL STOCK

Since inception the Company has completed private placement offerings of 3,038,400 common shares for $274,200.

5.  SIGNIFICANT  RELATED PARTY TRANSACTIONS

Officer-directors ad their families have acquired 77% of the outstanding common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION PLAN OF OPERATION

In this report references to "Elite Artz" "we," "us," and "our" refer to Elite Artz, Inc.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Overview
--------

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have had only limited revenues and have operated at a loss. Our activities to date have been limited to our formation, business plan development, the acquisition and some sales of our inventory (artwork), and various placements of our stock. On July 20, 2005 our Form SB-2 Registration Statement under the Securities Act of 1933 was declared effective for the sale of up to 200,000 shares of our common stock by the Company and the resale by certain selling shareholders of 745,900 shares.

Results of Operations
---------------------
We have experienced losses since inception. We suffered a net loss of $5,264 during our second quarter of 2005 with brings our loss for the first half of 2005 to $21,726. Our losses since inception total $223,358.

Sales of our artwork inventory in our second quarter of 2005 were -0- compared to $75,500 in sales of inventory in our second quarter of 2004. Lack of sales in our second quarter 2005 resulted in no cost of sales for that quarter compared to a cost of sales of $147,475 in our second quarter of 2004 which resulted in a gross loss from sales of $71,975. This was the result of selling a large amount of original artwork inventory to one customer at a discount. When comparing revenues for the first six months of each year, there was $11,700 in revenues in 2005 with cost of those sales at $7,150 for a gross profit of $4,500. Sales were much higher in the first six months of 2004 at $112,500; however, the associated costs of those sales were $171,525 resulting in a gross loss from sales of $59,025. Our overall sales since inception are $174,000 with a gross loss of $34,835.

We had $5,264 in expenses for the three months ended June 30, 2005 compared to $3,005 of expenses in three months ended June 30, 2004. Administrative expenses were nearly equal when comparing the two second quarter periods but our second quarter of 2005 had sales and marketing expenses of $2,388 with no such expenses incurred in 2004. When looking at the six months ended June 30, 2005 and 2004, our expenses were reduced by nearly 50% between the two periods. In the 2005 six month period, we had $3,032 in sales and marketing expenses, less than half of what was spent in 2004 which was $7,500; administrative expenses in the first six months of 2005 were $7,744, again a little more than half of the $13,147 spent in the comparable 2004 period. Generally, the higher expenses in 2004 were a result of business plan development, as well as extra sales efforts associated with our larger inventory in 2004. Our net loss for the three months ended June 30, 2005 was $5,624 compared to $74,980 in that period of 2004; during the six months ended June 30, 2005 we experienced a net loss of $21,726 compared to $79,672 in that period of 2004. In both comparative periods, the 2004 net losses were considerably higher mostly due to the higher costs of sales which resulted in gross losses from sales in both 2004 periods.

Liquidity and Capital Resources
-------------------------------

We have assets of $54,267 consisting of $12,250 in inventory and $42,000 in available-for-sale securities; we have $3,225 in liabilities consisting solely of accounts payable. Our assets consist of our inventory of original artwork and available-for-sale securities (50,000 shares of iMedia International, Inc.) which we received as payment for $171,525 worth of inventory in June of 2004. The transaction resulted in a gross loss of $129,525 when taking into account our June 30, 2005 valuation adjustment on the securities of $70,500.

Trends and Uncertainties
------------------------

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain an awareness of current trends in art appreciation as it relates to interior design and consumer demand for both public and private use; implement and successfully execute our business and marketing strategy; continue to update and add to our inventory in response to evolving customer demands; provide quality customer service; respond to competitive developments; find and solicit new artists or unknown artists where we can purchase quality art at reasonable prices, and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues.

We are unable to accurately forecast revenues nor can we be certain we will be able to capture any substantial portion of our target market. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . A failure to successfully complete our offering which would leave us an inability to purchase new inventory;

     . general risks associated with buying and selling original artwork which is very unpredictable and often a matter of personal taste;

     . the overall inexperience of management in the purchase and sale of artwork;

     .  any failure to obtain additional working capital when needed;

     . loss of key personnel and dependence on one individual to generate business;

     .  lack of market acceptance of our services;

     . inability to compete with art galleries with name experience and name recognition in our geographical location;

     . an inability to forecast trends in original art work or provide our clients with what they are looking for;

     . the ability to attract and retain qualified and effective personnel, and

     .  management of the our growth in an effective manner.

Plan of Operation over the Next 12 Months
-----------------------------------------

We have only $17 cash to satisfy our cash requirements over the next 12 months. We also have $12,250 in inventory and $42,000 in available for sale securities which could provide us with additional cash. Management, however, will begin to sell our offering which had not yet been declared effective as of the end of our second quarter. Management has determined that we need a minimum of $4,000 per month to fund day to day operations and therefore we have sufficient cash to fund operations for approximately 12 - 15 months provided we are successful in selling our existing inventory and are able to sell our available-for-sale securities, if needed. This does not include the expenses associated with the offering, the purchase of additional inventory to expand or replace inventory we sell, or funds needed to continue with our business plan. Nor does it take into account the possibility of further devaluation of the available for sale securities before we are able to sell them. We will therefore need the proceeds from our offering or from some other source to continue operations if we are to proceed with our business plan.

Although most of our business development is being handled by our officers/ directors who are not taking any compensation, we will need approximately $90,000 over the next year to help fund our existing operations and to continue to develop our business. This includes the purchase and marketing of
artwork inventory.   It also includes the additional expenses associated with
our reporting obligations which commenced upon the effective date of our registration statement, and involves considerable time, energy and professional fees including legal and accounting. We believe that our offering proceeds together with available cash and assets which can provide additional cash flows will be sufficient to fund our operations over the next year. However, management recognizes that our offering proceeds could be less than adequate and if we raise less than 50% of our offering ($40,000 net or less) we will be very limited in our use of proceeds and more dependent on other sources including the sale of or our iMedia shares. It is also possible that when and if we needed to sell our iMedia shares, the shares will be difficult to sell or worth less than they are now which is already less than we acquired them for making them uneconomical to sell.

If one or both of these situations were to occur, we would be forced to look to other ways to fund our operations. We could attempt to receive loans from either related parties such as shareholders or directors, or we could receive loans from unrelated third parties. However, there are no written agreements with any party regarding loans or advance. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the party or from any individual, in writing or otherwise, regarding any loans or advances or the amounts.

Management also anticipates that additional capital may also be provided by private placements of our common stock. We would issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance would be determined according to our financial needs and the available exemptions. We do not intend to do a private placement of our common stock at this time.

At this time, we have no commitments from anyone for financing of any type.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have had no sales of unregistered securities in the current quarter.

The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:

Subsequent to the period of this report, on July 20, 2005, our registration statement on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-121663. Pursuant to the registration statement, we registered a maximum of 200,000 shares of our common stock for sale to the public through one of our officers in a self-underwritten offering. Selling shareholders also offered an aggregate of 745,900 shares for resale. The offering price is $0.50 per share.

Between July 20, 2005 (commencement date of offering) and the date of this report, we did not receive any proceeds from the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1      Plan of Merger *
3.1.1    Articles of Incorporation Elite Artz *
3.1.2    Articles of Merger *
3.2      By-laws *
31.1 Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of Principal Financial Officer pursuant to Section 302
32.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * filed as part of our initial registration on Form SB-2
           with the Securities and Exchange Commission on 12/23/04

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELITE ARTZ, INC.
                                       (Registrant)


DATE: August 8, 2005            By: /s/ David Cartisano
                                    ----------------------------------
                                    David Cartisano
                                    Chief Executive Officer, President
                                    and Director


DATE: August 8, 2005              By: /s/ Stephen Cartisano
                                    -----------------------------------
                                    Stephen Cartisano
                                    Chief Financial and Accounting
                                    Officer, Treasurer and Director