Form 10QSB
period 2005-09-30
Elite Artz, Inc
filed 2005-11-08
CIK 1306035

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: SEPTEMBER 30, 2005

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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: November 5, 2005   30,059,500
common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                           FORM 10-QSB
                         ELITE ARTZ, INC.

                              INDEX
                                                                     Page
                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ..............................................2

         Balance Sheets - September 30, 2005 and December 31, 2004..........3

         Statement of Operations for the Three and Nine Months Ended
         September 30, 2005 and 2004 and Since Inception July 14, 2002......4

         Statement of Changes in Stockholders Equity from Inception to September 30, 2005..............................................5

         Statement of Cash Flows for the Nine Months Ended
         September 30, 2005 and 2004 and Since Inception July 14, 2002......6

         Notes to Financial Statements......................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION OR PLAN OF OPERATION..........................11

ITEM 3.  CONTROLS AND PROCEDURES...........................................14

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......14

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.....................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

ITEM 5.  OTHER INFORMATION.................................................15

ITEM 6.  EXHIBITS..........................................................15

SIGNATURES.................................................................16



                  PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                         ELITE ARTZ, INC.
                   (Development Stage Company)
                          BALANCE SHEETS
              September 30, 2005 and December 31, 2004

==============================================================================

                                                     Sept 30,      Dec. 31,
                                                       2005         2004
                                                  -------------- -------------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS

  Cash                                            $      12,994  $      1,958
  Inventory - for resale                                  5,250        15,200
                                                  -------------- -------------
    Total Current Assets                                 18,244        17,158

AVAILABLE - FOR - SALE SECURITIES                        14,000        57,500
                                                  -------------- -------------

                                                  $      32,244  $     74,658
                                                  ============== =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                $       3,850  $      2,090
                                                  -------------- -------------
    Total Current Liabilities                             3,850         2,090
                                                  -------------- -------------
STOCKHOLDERS'  EQUITY

  Preferred stock
    20,000,000 shares authorized at $0.001
    par value; none issued                                    -             -
  Common stock
    50,000,000 shares authorized at $0.001
    par value; 3,059,400 shares issued and
    outstanding on September 30                           3,059         3,038
  Capital in excess of par value                        281,841       271,162
  Deficit accumulated during the development stage     (256,506)     (201,632)
                                                  -------------- -------------
    Total Stockholders' Equity                           28,394        72,568
                                                  -------------- -------------
                                                  $      32,244  $     74,658
                                                  ============== =============




The accompanying notes are an integral part of these financial statements





                               ELITE ARTZ, INC.
                         (Development Stage Company)
                           STATEMENT OF OPERATIONS
       For the Three and Nine Months Ended September 30, 2005 and 2004
    and the Period July 15, 2002 (Date of Inception) to September 30, 2005
                                 (Unaudited)

======================================================================================================


                                  Three Months  Three Months  Nine Months  Nine Months   Inception to
                                    Sept 30,       Sept 30,     Sept 30,     Sept 30,      Sept 30,
                                      2005          2004          2005         2004          2005
                                 ------------- ------------- ------------- ------------- -------------

SALES                            $     16,000  $     25,000  $     27,700  $    137,500  $    190,000

COST OF SALES                           8,500        13,210        15,650       184,735       217,335
                                 ------------- ------------- ------------- ------------- -------------
  Gross  profit  (loss)                 7,500        11,790        12,050       (47,235)      (27,335)
                                 ------------- ------------- ------------- ------------- -------------
EXPENSES

  Sales and marketing                   2,738         9,500         5,770        17,000        25,520
  Administrative                        9,920        13,422        17,654        26,569       105,151
                                 ------------- ------------- ------------- ------------- -------------

                                       12,648        22,922        23,424        43,569       130,671
                                 ------------- ------------- ------------- ------------- -------------
NET LOSS - before other expenses       (5,148)      (11,132)      (11,374)      (90,804)     (158,006)

OTHER EXPENSES

  Unrealized loss in available-
   for-sale securities                (28,000)      (45,000)      (43,500)      (45,000)      (98,500)
                                 ------------- ------------- ------------- ------------- -------------

NET LOSS                         $    (33,148) $    (56,132) $    (54,874) $   (135,804) $   (256,506)
                                 ============= ============= ============= ============= =============
NET LOSS PER COMMON SHARE

  Basic and diluted              $       (.01) $       (.02) $       (.02) $       (.05)
                                 ============= ============= ============= =============
AVERAGE OUTSTANDING SHARES

  Basic (stated in 1,000's)             3,038         3,012         3,038         2,997
                                 ============= ============= ============= =============


  The accompanying notes are an integral part of these financial statements.




                              ELITE ARTZ,  INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Period July 15, 2002 (Date of Inception) to September 30, 2005

======================================================================================================


                                                                            Capital in
                                                       Common Stock         Excess of     Accumulated
                                                  Shares         Amount     Par Value       Deficit
                                               ------------- ------------- ------------- -------------

Balance July 15, 2002                                     -  $          -  $          -  $          -

Issuance of common stock for cash at $.002        2,500,000         2,500         2,500             -

Issuance of common stock for cash at $.50           314,000           314       156,686             -

Net operating loss for the period ended
  December 31, 2002                                       -             -             -       (11,450)

Issuance of common stock for cash at $.50           142,000           142        70,858             -

Net operating loss for the year ended
  December 31, 2003                                       -             -             -       (38,253)

Issuance of common stock for cash at $.50            82,400            82        41,118             -

Net operating loss for the year ended
  December 31, 2004                                       -             -             -      (151,929)
                                               ------------- ------------- ------------- -------------

Balance December 31, 2004                         3,038,400         3,038       271,162      (201,632)

Capital contributions (unaudited)                         -             -           200             -

Issuance of common stock for cash
  at $.50 - September 2005 (unaudited)              21,000            21        10,479             -

Net operating loss for the nine months
  ended September 30, 2005 (unaudited)                   -             -             -       (54,874)
                                               ------------- ------------- ------------- -------------

Balance September 30, 2005 (unaudited)            3,059,400  $      3,059  $    281,841  $   (256,506)
                                               ============= ============= ============= =============




 The accompanying notes are an integral part of these financial statements.





                               ELITE ARTZ, INC.
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
        For the Nine Months Ended September 30, 2005 and 2004 and the
       Period July 15, 2002 (Date of Inception) to September 30, 2005
                                 (Unaudited)

======================================================================================================


                                                                                   Inception to
                                                          Sept 30,      Sept 30,      Sept 30,
                                                            2005         2004           2005
                                                      ------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                           $    (54,874) $    (135,804) $    (256,506)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:

     Changes in inventory                                    9,950        162,195       (117,750)
     Changes in accounts payable                             1,760              -          3,850
     Unrealized loss in available-for-sale securities       43,500         45,000         98,500
                                                      ------------- -------------- --------------

      Net Cash Provided (Used) by Operating Activities         336         71,391       (271,906)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase available-for-sale securities                        -       (112,500)             -
                                                      ------------- -------------- --------------
      Net Cash Provided (Used) by Investing Activities           -       (112,500)             -

CASH FLOWS FROM FINANCING ACTIVITIES

   Contribution to capital                                     200              -            200
   Proceeds from issuance of common stock                   10,500         41,199        284,700
                                                      ------------- -------------- --------------

      Net Cash Provided by Financing Activities             12,700         41,299        284,900
                                                      ------------- -------------- --------------

   Net Increase (Decrease) in Cash                          11,036             90         12,994

   Cash at Beginning of Period                               1,958            702              -
                                                      ------------- -------------- --------------

   Cash at End of Period                              $     12,994  $         792  $      12,994
                                                      ============= ============== ==============


NON-CASH FLOWS FROM OPERATING ACTIVITIES

    Trade of art  inventory for available-for-sale securities - 2004               $     112,500
    Less valuation adjustment                                                            (98,500)
                                                                                   --------------
                                                                                   $      14,000
                                                                                   ==============



  The accompanying notes are an integral part of these financial statements.




                         ELITE ARTZ, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        September 30, 2005

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

The Company was organized to engage in the business of direct marketing of fine quality original oil paintings and framed and matted prints, by well known artists, as well as specialty collections to hospitals, corporations, colleges and private individuals.

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

                         ELITE ARTZ, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        September 30, 2005

==============================================================================

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

On September 30, 2005, the Company had a net operating loss available for carry forward of $158,006. The tax benefit of approximately $47,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit. The loss carryforward expires beginning in the years 2023 through 2026.

Concentration of Credit Risk
-----------------------------

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

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

                         ELITE ARTZ, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        September 30, 2005

==============================================================================

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

3.  AVAILABLE-FOR-SALE SECURITIES

During June 2004 the Company received 50,000 common shares of Imedia International, Inc. resulting from the trade of its inventory. The fair market value of the stock received was $2.25 per share on the date of the trade. On the date of this report the fair market value had decreased to $.28 per share. After that date the market value has fluctuated in value and the financial condition of Imedia International, Inc. is uncertain. Management has no immediate plans to sell the securities, however they are available to be sold at the prevailing market, if needed. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other than temporary unrealized decreases in value are expensed. The decrease in value of the above securities are considered to be other than temporary and has been expensed.

                         ELITE ARTZ, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        September 30, 2005

==============================================================================


4.  CAPITAL STOCK

Since inception the Company has completed private placement offerings of 3,038,400 common shares for $274,200; and, during September 2005, 21,000 common shares were sold for $10,500. The 21,000 shares were issued November 2, 2005.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

Officer-directors and their families have acquired 76% of the outstanding common stock of the Company.

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

Overview
---------

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have had only limited revenues and have operated at a loss. Our activities to date consist of our formation and business plan development, the acquisition and sale of our inventory (artwork), and various placements of our stock. On July 20, 2005, our Form SB-2 Registration Statement under the Securities Act of 1933 was declared effective for the sale of up to 200,000 shares of our common stock by the Company and the resale by certain selling shareholders of 745,900 shares. Our offering closed on October 31, 2005 with only 21,000 shares sold by the Company.

Results of Operations
--------------------

We have experienced losses since inception. We suffered a net loss of $33,148 during our third quarter of 2005 with brings our loss for 2005 fiscal year to date to $54,874. Our losses since inception total $256,506.

Sales of our artwork inventory in our third quarter of 2005 were $16,000 compared to $25,000 in sales in our third quarter of 2004. Costs of our third quarter sales this year were $8,500 of sales in compared to $13,210 in our 2004 third quarter resulting in a gross profit of $7,500 in 2005 and $11,790 in 2004. When comparing revenues for the first nine months of each year, there was $27,700 in revenues in 2005 with cost of those sales at $15,650 for a gross profit of $12,050. Sales were significantly higher in the first nine months of 2004 at $137,500; however, the associated costs of those sales were $184,735 resulting in a gross loss from sales of $47,235. This was the result of selling a large amount of original artwork inventory to one customer at a discount. Our overall sales since inception are $190,000 with a gross loss of $27,335. Although our sales have been significantly lower in 2005 our profit margin is higher at 44% for the first three quarters and 47% in the third quarter.

We had $12,648 in expenses for the three months ended September 30, 2005 which consisted of $2,738 in marketing/sales expenses and the balance in administrative expenses. Our expenses were almost double in the third quarter of the prior year, $22,922, with $9,500 spent on sales and marketing, and $13,422 on administrative expenses. We spent four times the amount of money on sales and marketing in 2004 with administrative expenses about 27% higher than in the current third quarter. When looking at the nine months period ended September 30, 2005 and 2004, our expenses were reduced by nearly 50% between the two periods. In the 2005 nine month period, we had $5,770 in sales and marketing expenses; it was more than triple that in 2004 at $17,000. Administrative expenses in the first nine months of 2005 were $17,654, about 34% less than the $26,659 spent in the comparable 2004 period. Generally, the higher expenses in 2004 were a result of more intensified business plan development, as well as extra sales efforts associated with our larger inventory in 2004.

Our net loss before other expenses as of the three months ended September 30, 2005 was $5,148 and $11,132 for those same three months in 2004; our net loss before other expenses was $11,374 for the nine period ended September 30, 2005 compared to $90,804 in that period of 2004. In the 2005 third quarter, the decreased net loss before other expenses is a result of lower administrative and marketing expenses combined with a slightly higher profit margin; the nine month period 2004 net losses before other expenses were considerably higher than that period in 2005 mostly due to the higher costs of sales which resulted in gross losses from sales in that period. Our total net loss for the three months ended September 30, 2005 was $33,148 compared to $56,132 in that period of 2004; during the nine months ended September 30, 2005 we experienced a net loss of $54,874 compared to $135,804 in that period of 2004. In each of the three and nine month periods our net loss was significantly increased by other expenses consisting of an unrealized loss in available-for-sale securities which reduced in value in each quarter.

Liquidity and Capital Resources
-------------------------------

We have assets of $32,224 consisting of $12,994 in cash, $5,250 in inventory, and $14,000 in available-for-sale securities. We have $3,850 in liabilities consisting solely of accounts payable. Our inventory consists of original artwork. The available-for-sale securities consist of 50,000 shares of iMedia International, Inc. which we received as payment for $171,525 worth of inventory in June of 2004. The transaction has resulted in a gross loss of $157,525 when taking into account our September 30, 2005 valuation adjustment on the securities of $98,500.

Trends and Uncertainties
------------------------

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain an awareness of current trends in art appreciation as it relates to interior design and consumer demand for both public and private use; implement and successfully execute our business and marketing strategy; update and add to our existing inventory in response to evolving customer demands; provide quality customer service; respond to competitive developments; find and solicit new artists or unknown artists where we can purchase quality art at reasonable prices, and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues.

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

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . Our failure to successfully complete our offering which leaves us unable to purchase new inventory;

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


Plan of Operation over the Next 12 Months
-----------------------------------------

We have only $12,994 in cash to satisfy our cash requirements over the next 12 months. We also have $5,250 in inventory and $14,000 in available for sale securities which could provide us with some additional cash. Management was not successful in selling our offering, raising only $10,500 before it closed on October 31, 2005. Management has determined that we need a minimum of $4,000 per month to fund day to day operations and therefore we have sufficient cash to fund operations for approximately 8 months provided we are successful in selling our existing inventory and are able to sell our available-for-sale securities, if needed. This does not include the purchase of additional inventory to expand or replace inventory have sold, or funds needed to continue with our business plan. Nor does it take into account the possibility of further devaluation of the available for sale securities before we are able to sell them. These securities reduced in value $28,000 since the last quarter. We will therefore need the proceeds from some other source to continue operations if we are to proceed with our business plan.

Although most of our business development is being handled by our officers/ directors who are not taking any compensation, we will need additional funds to conduct operations over the next year both to help fund our existing operations AND to continue to develop our business. This includes the purchase
and marketing of artwork inventory.   It also includes the additional expenses
associated with our reporting obligations which commenced upon the effective date of our registration statement, and involves considerable time, energy and professional fees including legal and accounting.

Management will likely be forced to look to other ways to fund our operations. We could attempt to receive loans from either related parties such as shareholders or directors, or we could receive loans from unrelated third parties. However, there are no written agreements with any party regarding loans or advance. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the party or from any individual, in writing or otherwise, regarding any loans or advances or the amounts.

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

The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:

On July 20, 2005, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission, file number 333-121663. Pursuant to the registration statement, we registered a maximum of 200,000 shares of our common stock for sale to the public through one of our officers in a self-underwritten offering. Selling shareholders also offered an aggregate of 745,900 shares for resale. The offering price was $0.50 per share.

Between July 20, 2005 (commencement date of offering) and September 30, 2005, we received $10,500 in offering proceeds from 16 subscribers for the purchase
of 21,000 shares.   Management closed the offering on October 31, 2005 with no other proceeds. As of the date of this report, we had not yet expended our offering proceeds including any expenses associated therewith.


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

                                   ELITE ARTZ, INC.
                                       (Registrant)


DATE: November 8, 2005            By: /s/ David Cartisano
                                    ----------------------------------
                                    David Cartisano
                                    Chief Executive Officer, President
                                    and Director


DATE: November 8, 2005              By: /s/ Stephen Cartisano
                                    -----------------------------------
                                    Stephen Cartisano
                                    Chief Financial and Accounting
                                    Officer, Treasurer and Director