Form 10KSB
period 2005-12-31
Elite Artz, Inc
filed 2006-03-27
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the fiscal year ended: DECEMBER 31, 2005

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________to ______

       Commission File Number: 333-121663
                               ----------

                          ELITE ARTZ, INC.
           -------------------------------------------
          (Name of small business issuer in its charter)

           Nevada                        90-0201309
-------------------------------        ------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)        Identification No.)

4950 W. Craig Road, Suite 3-235, as Vegas, NV      89130
---------------------------------------------      ------
(Address of principal executive offices)         (Zip Code)

Issuers telephone number: 702-655-3591
                          ------------
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

State the issuer's revenues for its most recent fiscal year:  $47,729

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the equity was sold, or the average bid and ask prices of such common equity as of a specified date within 60 days: The registrant does not have a market for its common shares therefore the market value of the non-affiliate shares cannot be determined.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest possible date:   As of March 13, 2006, we had
30,059,500 shares of common stock outstanding, par value $0.001.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                         ELITE ARTZ, INC.
                        TABLE OF CONTENTS


                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS..........................................3
ITEM 2.   DESCRIPTION OF PROPERTY..........................................7
ITEM 3.   LEGAL PROCEEDINGS................................................7
ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...............7


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.............7
ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........8
ITEM 7.   FINANCIAL STATEMENTS............................................11
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE........................................20
ITEM 8A.  CONTROLS AND PROCEDURES.........................................20
ITEM 8B.  OTHER INFORMATION...............................................20


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT................20
ITEM 10.  EXECUTIVE COMPENSATION..........................................23
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.................................23
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................25
ITEM 13.  EXHIBITS........................................................26
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................26
SIGNATURES................................................................27

In this annual report references to "Elite Artz," "Elite," "we," "us," and "our" refer to Elite Artz, Inc.

                    FORWARD LOOKING STATEMENTS

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

                              PART I

ITEM 1.   DESCRIPTION BUSINESS

Historical Development
----------------------

Elite Artz was originally incorporated in the State of Delaware on July 15, 2002 as North American Marketing Corporation with authorized capitalization of 50,000,000 shares, par value $0.001. We were organized to engage in the direct marketing of fine quality original oil paintings and framed and matted prints by well know artists as well as specialty collections to hospitals, corporations, colleges and private individuals. On March 25, 2004 we changed our domicile to the State of Nevada effecting a name change to Elite Artz, Inc. and adding a class of preferred shares authorized at 20,000,000 shares with a par value of $0.001.

Our Business
------------

Elite Artz, Inc. is a Nevada Corporation organized for the purpose of direct marketing
         .  fine-quality original oil paintings,
         . framed and matted prints by well-known artists, and . specialty fine art collections to hospitals, corporations, colleges and private individuals at affordable prices. Our original paintings are sub-museum quality paintings by artists with no commercial reputations with an average price of $3,500 -$4,500. The well known artists are out of copyright and none are our exclusives. Our specialty collections are compiled on a case by case basis using our original artwork inventory combined with prints to provide an overall look or "collection" for the buyer.

       Principal products and their markets
       ------------------------------------

Our business is that of direct marketing of fine-quality original paintings by lesser-known artists and high-quality framed and matted prints by famous artists. We market our artwork throughout the United States, principally in the State of Nevada. We are especially focusing on the Las Vegas metropolitan area which is growing rapidly and experiencing a surge of interest in artwork evidenced by frequent art exhibitions and an increased use of artwork as part of the decor in hotels and casinos.

We concentrate on three main types of artwork in order of priority:

      . Fine-quality original paintings by lesser-known or unknown artists. Our fine quality original paintings are sub-museum quality by artists with no commercial reputation although some of the artists may have minor local reputations. They are done in a variety of media but are mostly oil or watercolor. As these paintings are one of a kind, our main inventory and marketing concentration revolves around them. Our original artwork ranges in sales price from $350 to $10,000 with an average price of $3,500-$4,500.

      .   Framed & matted prints by well-known artists.
          Well known artists would include individuals as Renoir, Monet, Picasso, Van Gogh, and Ansel Adams. The well known artists are all out of copyright and none are our exclusives. We do not carry an inventory of the framed, matted prints, but rather keep an "inventory" of wholesalers in order to know prices and availability of various reproduction artwork.

      .   Specialty Collections.
          Our specialty collections are compiled on a case by case basis. We use our original artwork and combine it with reproduction artwork to provide an overall look or "collection" for the buyer. This may also include other types of artwork such a sculpture or table art. Our specialty collections therefore are marketed using original artwork inventory on hand and reproduction and/or other types of art available to us to create a custom collection.

When purchasing artwork we make every effort to purchase a variety of original oil and/or watercolor paintings which work well together so we can market the artwork on a piece by piece basis or as part of a small collection. We also try to purchase paintings that integrate well with the reproduction artwork of famous artists so purchasers can create an ambiance that compliments their decor and is both original and familiar and/or comfortable to the observer. Part of our marketing technique, therefore, is to have the ability to offer sufficient variety, size and quantity of original and reproduction artwork to provide a "complete" collection suitable to the style and decor of the purchaser's space.

We are refining our business plan to concentrate more on building our inventory of original artwork by unknown or lesser-known artists. We can purchase these paintings at very low prices with better mark-up than print
inventory.   We therefore keep less print inventory while at the same time remaining aware of the best wholesalers to purchase a variety of such reproduction artwork. In this way we can provide the appropriate reproduction artwork to compliment the original artwork we keep on hand.

      Distribution methods of our artwork inventory
      ---------------------------------------------

We rely on sales representatives to market our inventory of artwork. To date, this marketing has been conducted by our two officers/directors: Stephen and David Cartisano who resigned on January 30, 2006. Our new sole director/ officer, David Oman, is now responsible for marketing our inventory. We utilize a direct marketing approach whereby our representative(s) directly contact:

     o   corporations, both large and small

     o   small businesses such as law offices and doctors offices

     o   large institutions such as hospitals and universities

     o   hotels and casinos

     o   private individuals

     o networking through local chambers of commerce, architects or decorators

For the most part, our sales representatives contact potential buyers and arrange meetings where they have a variety of original artwork with them as samples of what is available. We attempt to market a complete package, tailored to the space, design and needs of the purchaser. This means we have suggestions for both original artwork from our inventory as well as reproduction artwork by famous artists if appropriate. In the future we intend to either produce a catalog or a website for displaying our available original artwork as well as a line of prints.

     Competitive business conditions
     -------------------------------

The artwork sales industry contains an old and established network of galleries and promoters. Intense competition exists between these galleries and artwork offerings. The number of companies with which we compete is estimated in the hundreds and expanding. We compete with galleries across the country attempting to expand their sales revenue by the use of new marketing approaches including direct mail, internet websites, and smaller galleries with multiple locations. Competition may also increase as a result of industry consolidation.

Some of our sources of competition include:

     . Internet Galleries (websites) - which offer original artwork and reproduction artwork are one of our biggest sources of competition. These galleries offer a wide range of products to a wide geographical area. Some of these internet galleries include: P&C Art, Monna Art Galleries, Galleia De Corrento, Art.com, Artvest.com

     . Small Galleries in our specific locale - we directly compete with some of the following galleries located in Nevada: ADDI Galleries, Adamo Gallery, Diva Art Group, Eric Leadon Artworks & Framing, Feng Shui Gallery, Galleria Di Sorrento, Galleries America and Gallery of History, among others. There are over 100 small galleries listed in the Las Vegas Nevada metropolitan area. Smaller galleries such as these offer original artwork by lesser known artists at reasonable prices.

     . Large well known retail outlets such department stores and other national retail outlets such as Costco also provide both original and reproduction artwork; these places have tremendous buying power due to name recognition and reputation

     . Boutiques and other retail outlets which carry new artists often on consignment and offer interesting and unusual art.

     .  Private art promoters


     Our competitive position in the industry
     ----------------------------------------

We compete with an old established network of galleries, art sales companies and promoters. Large galleries and other art sales outlets or companies in the industry have established reputations, name recognition and market share, and the ability to update and expand artwork offerings. Most, if not all, of the companies with which we compete, have significantly greater management, experience, marketing ability, and creative and financial resources. We also compete with many well established internet galleries which already enjoy great success in utilizing the internet as a prime marketing tool and have achieved name recognition. Although we think that these larger, established galleries and art sales companies do not enjoy the same advantage in the niche markets of corporate and individual sales in the industry because of their traditional approach, we do not know how much advantage we can hope to gain with our less traditional, more flexible marketing approach. As of this date, we are not aware of any direct sales companies for art in the Las Vegas area where we are currently concentrating our marketing.

     How we compete
     --------------

We compete on the basis of price, quality of products, and product mix. Because we are concentrating on unknown artists we believe we provide high-quality original artwork at reasonable prices with a good profit margin for our company. We also believe that purchasers respond well to buying original art work rather than the standard reproductions. We offer our purchasers the ability enhance their space with products that are unique and complimentary to their personality and decor while at the same time offering them additional reproduction prints to compliment their original selections. Although internet galleries may have similar offerings of artwork, not all buyers prefer that venue for the purchase of fine art, and we believe we have some advantage with a direct sales personal approach. We also believe we are able to price ourselves competitively by using unknown artists. However there is no guarantee or assurance we will be able to successfully compete or survive financially given the competition that exists in the art sales market environment.

     Principal suppliers
     -------------------

We purchase our original fine art paintings by contacting artists through various art schools, art groups and gallery representatives. We also solicit artists through various art groups who notify us when and where art shows are being held. We select paintings based upon what we believe is something that will generally have broad appeal while at the same time being high quality and artistically impressive. This, however, is a subjective decision that our management makes. We do not take art on consignment but purchase it outright and at a price we think is fair in the market considering the fact that the artists are unknown or little known. Our goal to is to market the products at a minimum of double what we pay for the piece(s). Again, this is a subjective decision and based solely on what management believes is a fair price.
Neither former management nor current management has experience in the art field or the buying and selling of artwork. Once we start purchasing artwork in any given locale, we access additional artists through word of mouth.

      Dependence on one or a few major customers
      ------------------------------------------

We are not dependent on a few major customers.

      Patents, trademarks, licenses, franchises, concessions,
      royalty agreements, or labor contracts
      ----------------------------------------

None, except we require local licenses for door to door sales. It is possible in the future that we will enter into certain kinds of agreements with either sales representatives or artists; however, we will not do so in the immediate future and unless marketing or inventory needs dictate that it is in our best interest.

      Need for government approval
      ----------------------------
None.

      Effects of existing or probable governmental regulations
      --------------------------------------------------------

None.


      Research and development in the last two years
      ----------------------------------------------

During the past two years, we spent no money on research. All funds attributed to the development of our business have been included with our other operating expenses.

      Costs and effects of compliance with environmental laws
      -------------------------------------------------------

None.

      Number of employees
      -------------------

We have no employees except our officers/director who perform both administrative services and sales services for Elite Artz. These individuals do not devote full time efforts to Elite Artz. We have no intention of hiring any additional personnel until warranted.

Reports to Security Holders
---------------------------

We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 4950 W. Craig Road, Suite 3-235, Las Vegas Nevada 89130. The telephone number is (702) 396-9200 and facsimile number is (702) 655-3591. The registered and records office of the company is also located at 4950 W. Craig Road, Suite 3-235, Las Vegas, Nevada, 89130.

The executive office is currently being given to Elite Artz at no charge and there are no leases in place. Until such time as it becomes necessary to hire staff, we do not intend on leasing any further space or purchase any property. Management utilizes space in their own homes to complete day to day administrative tasks and to store artwork.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                             PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

No Market for our Common Shares/NASD OTC Bulletin Board Application
-------------------------------------------------------------------

There is no market for our common shares although we have applied to have our shares cleared for trading on the NASD Over the Counter Bulletin Board (OTCBB).

Holders
--------

We currently have 52 shareholders.

Dividends
---------

We have never paid dividends on our common stock. The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends which are accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Securities Authorized for Issuance Under Equity Compensation Plans
-------------------------------------------------------------------

None.

Recent Sales of Unregistered Securities
---------------------------------------

There have been no unregistered securities sold during our year ended December 31, 2005 that have not been previously reported.

Issuer Purchase of Securities
-----------------------------

None.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have had only limited revenues and have operated at a loss. Our activities to date consist of our formation and business plan development, the acquisition and sale of our artwork inventory, and various placements of our stock. On July 20, 2005, our Form SB-2 Registration Statement under the Securities Act of 1933 was declared effective for the sale of up to 200,000 shares of our common stock by the Company and the resale by certain selling shareholders of 745,900 shares. Our offering closed on October 31, 2005 with only 21,000 shares sold by the Company.

Results of Operations
---------------------

We have experienced losses since inception. We suffered a net loss of $55,621 during our year ended December 31, 2005 with brings our loss since inception to $257,253.

Sales of our artwork inventory for our year ended December 31, 2005 were $47,729 compared to more than triple that or $157,500 in sales during our year ended December 31, 2004. Costs of our 2005 sales were $24,200 compared to $200,435 in 2004 resulting in a gross profit of $23,529 in 2005 and a loss of $42,935 in 2004. The loss in 2004 compared to the profit in 2005 is a result of a 2004 sale of a large amount of original artwork inventory to one customer at a discount in order to turn outdated inventory. Our overall sales since inception are $210,029 with a gross loss of $15,856 which again reflects the loss on the discounted inventory in 2004. Although our sales were significantly lower in 2005, our profit margin was approximately 49%.

We had $41,650 in expenses for the year ended December 31, 2005 which consisted of $1,818 in sales and marketing expenses, depreciation of $94, and administrative expenses of $39,738. Our expenses were slightly higher last year at $53,944 with the largest difference occurring in the sales and marketing category which was $14,750; we had no depreciation expense last year and our administrative expenses were nearly the same at $39,244. Generally, the higher expenses in 2004 were a result of more intensified business plan development, as well as extra sales efforts associated with our larger inventory in 2004.

Our net operating loss as of December 31, 2005 was $18,121 and $96,929 for 2004. In our 2005 fiscal year, the decreased net loss before other expenses is a result of lower marketing expenses combined with a 49% profit margin whereas we recorded a net loss on sales in 2004. Our total net loss for the year ended December 31, 2005 was $55,621 compared to $151,929 for the year ended December 31, 2004. In each year our net loss was significantly increased by other expenses consisting of a realized loss in available-for-sale securities which was $37,500 in 2005 and $55,000 in 2004.

Liquidity and Capital Resources
-------------------------------

We have assets of $28,782 consisting of $17,505 in cash, $10,240 in original artwork inventory and $1,037 in office equipment, net of depreciation. We have $975 in liabilities consisting solely of accounts payable. During 2005 we sold our available-for-sale securities which consisted of 50,000 shares of iMedia International, Inc. which we received as payment for $171,525 worth of inventory in June of 2004. We recorded a loss on these securities for 2005 of $37,500 and $92,500 since inception.

Investing activities resulted in $20,000 from the sale of available-for-sale securities and financing activities provided us with $10,500 through sale of 21,000 shares of our common stock in our SB-2 offering which closed in October of 2005. This resulted in $17,505 in cash at December 31, 2005.

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

We have been unable to accurately forecast revenues nor have we yet been able to capture any substantial portion of our target market. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . Our failure to successfully complete our offering which leaves us unable to purchase new inventory;

     . general risks associated with buying and selling original artwork which is very unpredictable and often a matter of personal taste;

     . the overall inexperience of new management in the purchase and sale of artwork;

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

Plan of Operation over the Next 12 Months - Need for Additional Financing
-------------------------------------------------------------------------

We have only $17,505 in cash to satisfy our cash requirements over the next 12 months. We also have $10,240 in inventory and no longer have our available-for-sale securities which provided us with $20,000 in cash during 2005. Management was not successful in selling our offering, raising only $10,500 before it closed on October 31, 2005. Management has determined that we need a minimum of $3,500 per month to fund day to day operations and therefore we have sufficient cash to fund operations for approximately 7 months provided we are successful in selling our existing inventory. This does not include the purchase of additional inventory to expand or replace inventory we have sold, or funds needed to continue with our business plan.

Although most of our business development is being handled by our officers/sole director who do not take any compensation, we will need additional funds to conduct operations over the next year both to help fund our existing operations AND to continue to develop our business. This includes
the purchase and marketing of artwork inventory.   It also includes the
additional expenses associated with our reporting obligations which commenced upon the effective date of our registration statement, and involves considerable time, energy and professional fees including legal and accounting.

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

Management also anticipates that additional capital may also be provided by private placements of our common stock. We would issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance would be determined according to our financial needs and the available exemptions. We do not intend to do a private placement of our common stock at this time nor do we have any commitments from anyone for financing of any type.

Management intends to analyze our existing operations, our profitability and market potential based on current market and cash flow analysis as well as potential funding sources. Management may elect to begin investigating other business opportunities.

Off-balance Sheet Arrangements
------------------------------

None

ITEM 7.   FINANCIAL STATEMENTS

The following financials statements for Elite Artz, Inc. are included and begin the following page:

Report of Independent Registered Public Accounting Firm...............F-1

Balance Sheet for the Years Ended December 31, 2005 ..................F-2

Statement of Operations for the Years Ended December 31, 2005
 and 2004 and from Inception to December 31, 2005.....................F-3

Statement of Changes in Stockholders' Equity for the period
 July 15, 2002 (date of inception to December 31, 2005................F-4

Statement of Cash Flows for the Years Ended December 31, 2005
 and 2004 and from Inception to December 31, 2005.....................F-5

Notes to Financial Statements.......................................F-6-8

MADSEN & ASSOCIATES, CPA's Inc.                   684 East Vine St, Suite 3
Certified Public Accountants and                  Murray, Utah 84107
Business Consultants                              Telephone 801 268-2632
                                                  Fax 801-262-3978





Board of Directors
Elite Artz, Inc.
Salt Lake City, Utah


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Elite Artz, Inc. (development stage company) at December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and the period July 15, 2002 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elite Artz, Inc. at December 31, 2005, and the results of operations, and cash flows for the years ended December 31, 2005 and 2004, and the period July 15, 2002 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



Salt Lake City, Utah
March 13, 2006

                                  /s/Madsen & Associates, CPA's Inc.

                        ELITE  ARTZ, INC.
                   (Development Stage Company)
                          BALANCE SHEET
                        December 31, 2005
==============================================================================


ASSETS
CURRENT ASSETS

  Cash                                                        $     17,505
  Inventory - for resale                                            10,240
                                                              -------------

    Total Current Assets                                            27,745
                                                              -------------

OFFICE EQUIPMENT - net of accumulated depreciation                   1,037
                                                              -------------

                                                              $     28,782
                                                              =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                            $        975
                                                              -------------

    Total Current Liabilities                                          975
                                                              -------------
STOCKHOLDERS' EQUITY

  Preferred stock
    20,000,000 shares authorized at $0.001 par value;
    none issued                                                          -
  Common stock
    50,000,000 shares authorized at $0.001 par value;
    3,059,400 shares issued and outstanding                          3,059
  Capital in excess of par value                                   282,001
  Deficit accumulated during the development stage                (257,253)
                                                              -------------

    Total Stockholders' Equity                                      27,807
                                                              -------------

                                                              $     28,782
                                                              =============


The accompanying notes are an integral part of these financial statements.

                         ELITE ARTZ, INC.
                   (Development Stage Company)
                     STATEMENT OF OPERATIONS
     For the Years Ended December 31, 2005 and 2004 and the
Period July 15, 2002 (date of inception) to December 31,  2005
==============================================================================


                                                                 Inception to
                                         Dec 31,       Dec 31,      Dec 31,
                                          2005          2004         2005
                                     ------------- ------------- -------------

SALES                                $     47,729  $    157,500  $    210,029

COST OF SALES                              24,200       200,435       225,885
                                     ------------- ------------- -------------

  Gross profit (loss)                      23,529       (42,935)      (15,856)
                                     ------------- ------------- -------------
EXPENSES

  Sales and marketing                       1,818        14,750        21,568
  Depreciation                                 94             -            94
  Administrative                           39,738        39,244       127,235
                                     ------------- ------------- -------------
                                           41,650        53,994       148,897
                                     ------------- ------------- -------------

NET OPERATING LOSS                        (18,121)      (96,929)     (164,753)

OTHER EXPENSES

  Realized loss in available-
   for-sale securities                    (37,500)      (55,000)      (92,500)
                                     ------------- ------------- -------------

NET LOSS                             $    (55,621) $   (151,929) $   (257,253)
                                     ============= ============= =============
NET LOSS PER COMMON SHARE

  Basic and diluted                  $       (.02) $       (.05)
                                     ============= =============
AVERAGE OUTSTANDING SHARES

  Basic (stated in 1,000's)                 3,045         2,976
                                     ============= =============


The accompanying notes are an integral part of these financial statements.

                        ELITE ARTZ,  INC.
                   (Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 15, 2002 (date of inception) to December 31, 2005
==============================================================================

                                                     Capital in
                                  Common Stock        Excess of   Accumulated
                              Shares       Amount     Par Value     Deficit
                           ------------ ------------ ------------ ------------

Balance July  15, 2002               -  $         -  $         -  $         -

Issuance of common stock
 for cash at $.002           2,500,000        2,500        2,500            -

Issuance of common stock
 for cash at $.50              314,000          314      156,686            -

Net operating loss for
 the period ended
 December  31, 2002                  -            -            -      (11,450)

Issuance of common stock
 for cash at $.50              142,000          142       70,858            -

Net operating loss for
 the year ended
 December 31, 2003                   -            -            -      (38,253)
                           ------------ ------------ ------------ ------------

Balance December 31, 2003    2,956,000        2,956      230,044      (49,703)

Issuance of common stock
 for cash at $ .50              82,400           82       41,118            -

Net operating loss for
 the year ended
 December 31, 2004                   -            -            -     (151,929)
                           ------------ ------------ ------------ ------------

Balance December 31, 2004    3,038,400        3,038      271,162     (201,632)

Capital contributions                -            -          360            -

Issuance of common stock
 for cash at $.50 -
 September 2005                 21,000           21       10,479            -

Net operating loss for
 the year ended
 December 31, 2005                   -            -            -      (55,621)
                           ------------ ------------ ------------ ------------

Balance December 31, 2005    3,059,400  $     3,059  $   282,001  $ ( 257,253)
                           ============ ============ ============ ============


The accompanying notes are an integral part of these financial statements.

                         ELITE ARTZ, INC.
                    (Development Stage Company)
                      STATEMENT OF CASH FLOWS
      For the Years Ended December 31, 2005 and 2004 and the
  Period July 15, 2002 (Date of inception) to December 31, 2005
==============================================================================

                                                                 Inception to
                                         Dec 31,       Dec 31,      Dec 31,
                                          2005          2004         2005
                                     ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                           $    (55,621) $   (151,929) $   (257,253)

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities

    Depreciation                               94             -            94
    Changes in inventory                    4,960        54,895       (10,240)
    Changes in accounts payable            (1,115)        2,090           975
    Realized loss in available-for
     -sale securities                      37,500        55,000             -
                                     ------------- ------------- -------------
      Net Cash from (used in)
      Operations                          (14,182)      (39,944)     (266,424)
                                     ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of office equipment             (1,131)            -        (1,131)
  Sale available-for-sale securities       20,000             -             -
                                     ------------- ------------- -------------
      Net Cash from (used in)
      Investing Activities                 18,869             -        (1,131)
                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributions to capital                    360             -           360
  Proceeds from issuance of
   common stock                            10,500        41,200       284,700
                                     ------------- ------------- -------------
      Net Cash from
      Financing Activities                 10,860        41,200       285,060
                                     ------------- ------------- -------------

Net Increase (decrease) in Cash            15,547         1,256        17,505

Cash at Beginning of Period                 1,958           702             -
                                     ------------- ------------- -------------

Cash at End of Period                $     17,505  $      1,958  $     17,505
                                     ============= ============= =============


The accompanying notes are an integral part of these financial statements.

                         ELITE ARTZ, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005
==============================================================================

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

                         ELITE ARTZ, INC.
                   (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2005
==============================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
----------------------
The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

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

On December 31, 2005, the Company had a net operating loss available for carry forward of $164,753. The tax benefit of approximately $49,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit. The loss carryforward expires beginning in the years 2023 through 2026.

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

                         ELITE ARTZ, INC.
                   (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2005


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory
---------

Inventory consists of oil paintings and framed matted prints ready for sale and is stated at the lower of cost or market, which is determined on a individual basis.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,038,400 common shares for $274,200 and during the year ended December 31, 2005 completed the sale of 21,000 shares for $10,500.

4.  SIGNIFICANT  RELATED PARTY TRANSACTIONS

An officer-director has acquired 66% of the outstanding common stock of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Our chief executive and financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended December 31, 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B.  OTHER INFORMATION

Subsequent to our year end, on January 31, 2006, we filed with the Securities and Exchange Commission, a Form 8K Current Report reporting under Item 5.01 - Changes in Control of the Registrant and Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Under Item 5.01 we reported the sale by Stephen and David Cartisano, our then management, of 2,292,500 shares of stock to four individuals, 2,000,000 of which were purchased by David Oman, effecting a change in control of Elite.
We also reported their resignation as officers and directors of Elite and the appointment of David Oman to serve as sole director, Chief Executive and Financial Officer, and President.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identity of Directors and Executive Officers
--------------------------------------------

The directors and officers of the Company as of the date of this report are as follows:

Name                       Age    Position                   Director Since
----------                -----   --------------------       --------------
David Oman                 53     Director, CFO, CEO
                                  Treasurer, President       January 30, 2006
James Smock                48     Secretary, Vice President        NA


Identity of Directors/Executive Officers as of Period Reported On
-----------------------------------------------------------------

The directors and officers of the Company who served during the period covered by this report, that is, our year ended December 31, 2005, are as follows:

Name                      Age     Positions/Offices Held     Director Since
---------                -----    -------------------------  ---------------
Stephen Cartisano         49      Director, CFO, Treasurer      July 2002
                                  Treasurer
David Cartisano           22      President, CEO, Chairman of   July 2002
                                  the Board of Directors
James Smock               47      Secretary, Vice President         NA

Steven Cartisano served as Director, CFO and Treasurer from July 2002 until his resignation subsequent to the December 31, 2005 year end; David Cartisano served as President, CEO and Chairman of the Board from July 2002 until his resignation subsequent to the December 31, 2005 year end. David Oman now serves in all those positions since their resignation date on January 30, 2006.

There are no agreements or understandings for any officer or director to resign at the request of another person and the above-named officers and directors are not acting on behalf of, nor will they act at the direction of other person.

The term of office for each director is one year, or until his successor is elected and qualified at the company's annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the board.

Background
----------

Set forth below are summaries of the business experience our directors and officers for at least the last five years:

DAVID OMAN - Sole Director, Chief Executive and Financial Officer, President. Since 2005 through the current date, Mr. Oman has served as Vice president of The Love Bundle, an internet gift service as well as an executive of Monarch Health Systems. Since 1991 he has also been a direct distributor of Quixtar-Amway International. From 1988 through 2005 he was a substitute teacher for Jordan School District in Utah. He has also served as a Field Director for the US Census Bureau and a Field Underwriter for both Massachusetts Mutual where he was a Quota Buster Award winner and Utah Farm Bureau where he was a President's Award winner. He is a volunteer instructor for the American Red Cross and a Salt Lake Central City Community Council representative. He attended both Brigham Young University, Provo, Utah and Big Bend College of Moses Lake, Washington where he studied languages and musical theater.

JAMES SMOCK - Secretary and Vice President. Mr. Smock was appointed by our Board to his respective officers on April 15, 2004. From 1982 through the present date, Mr. Smock is th owner and general agent for James R. Smock Agency of Ogden Utah. James R. Smock Agency is an independent insurance agency specializing in health, life and financial service products. Mr. Smock currently holds a license for life, accident and health insurance products sales. He has in the past recruited and trained sales agents in Utah, Colorado, Idaho and Wyoming and conducting both sales meetings and educational seminars in the insurance industry.

STEPHEN CARTISANO - Treasurer, Director and Chief Financial Officer until January 30, 2006. Mr. Cartisano is an original director and officer of the company since its inception in July 2002. Prior to becoming an officer and director of this company, Mr. Cartisano was the head of marketing for Pacific Coast Academy, a private boarding school from November 1998 to August 2001. From August 2001 through the present date, Stephen Cartisano acts as an independent business consultant.
DAVID CARTISANO - Chairman of the Board, President, and Chief Executive Officer until January 30, 2006. Mr. Cartisano, age 21, is an original director and officer of the company from its inception in July of 2002. Prior to establishment of this company, Mr. Cartisano was a student at Oklahoma State University majoring in aviation technology. Beginning in January 1999 and through the current date, Mr. Cartisano works as a self-employed direct sales representative.

Significant Employees
----------------------

None.

Family Relationships
---------------------

Stephen and David Cartisano are father and son; they resigned subsequent to our year end. There are no family relationships with our current officers and sole director.

Directorships in Other Public Companies
---------------------------------------

None.


No Involvement in Certain Legal Proceedings
-------------------------------------------

During the past five years, none of our executive officers/directors:

..    has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

..    was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

..    was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

..    was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Audit Committee Financial Expert
--------------------------------

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee. In the absence of an audit committee our Board of Directors acts as the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Because we do not have a class of securities registered under the Securities and Exchange Act of 1934 we are not currently subject to Section 16(A).
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics
---------------

We have adopted a code of ethics for our principal financial, executive and accounting officer(s), and other persons performing such similar functions. Our code of ethics is filed as an exhibit to this report.

ITEM 10.  EXECUTIVE COMPENSATION

All Compensation
----------------

None our named officers and directors have received any compensation (including deferred compensation, restricted stock compensation, long term incentive compensation or other) since inception except that Stephan Cartisano, who served as our CEO until January 30, 2006, received miscellaneous consulting fees from Elite of approximately $7,200 since inception.

Options/SAR's/LTIP's
-------------------

None.

Employment Contracts
--------------------

We currently have no employment agreements or compensatory plan or arrangement in effect with our sole director/executive officers.

Termination of Employment or Change in Control Arrangements
-----------------------------------------------------------

None.

Compensation Arrangements of Services Provided as a Director
------------------------------------------------------------

We have no arrangements with our sole director for compensation regarding service on the board nor have either of our directors during 2005 received any compensation for service on our board during the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
None

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth information regarding the amount of common stock owned by each of our directors and executive officers who served during 2005, management as a group, and any holder owning more than 5% of our outstanding common stock. This information is based on 30,059,500 shares issued and outstanding as of December 31, 2005.

                                         Title of   Amount of
Name and Address         Position        Class      Shares      Percentage (1)
---------------------    --------------  ---------  ----------  -------------
Stephen Cartisano(1)     CFO, Director   Common     1,339,500   44.6%
4950 W. Craig Rd.        5% Owner
Las Vegas NV 89130

David Cartisano          CEO, President  Common     1,150,000   38.3%
4950 W. Craig Rd.        Director
Las Vegas NV 89130       5% Owner

James Smock              Officer            -              -        -
4950 W. Craig Rd.
Las Vegas NV 89130
-----------------------------------------------------------------------------
All officers and
directors
as a group (3 persons)                              2,489,500   82.8%
=============================================================================

(1) Stephen Cartisano owns 1,142,500 shares in his own name; his ownership in this table, however, includes 50,000 shares owned beneficially and of record by his spouse Deborah Cartisano and 147,000 shares owned by his children who reside with them.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options, warrants or conversion privileges for any or our existing or proposed securities.

Changes in Control - Subsequent Event
-------------------------------------

On January 30, 2006, David Cartisano and Stephen Cartisano sold a total of 2,292,500 of their shares of common stock of Elite Artz to four individuals. David Cartisano sold 1,150,000 shares and Stephen Cartisano sold 1,142,500 shares to the following purchasers: David Oman (2,000,000 shares); Trenton Schoppe (142,500 shares); Thomas Howells (50,000 shares); and William Stoddard (100,000 shares). The total consideration for these shares was $10,000. The source of this consideration was the personal funds of the purchasers.

As a result of this transaction, David Oman became the controlling stockholder of Elite Artz, owning 2,000,000 (or 65.4%) of our issued and outstanding shares. In addition both of the Cartisano's resigned and David Oman became our sole director as well as our Chief Executive and Financial Officer, our President and our Treasurer.

There are no arrangements which may result in a change in our control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------

There have been no transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which we were or are to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons.

Subsequent to our year end, Stephen and David Cartisano, who served as management during 2005, sold their position in the Company and a change of control was effected; David Oman acquired approximately 66% of the Company and became our sole director, CEO, CFO, President and Treasurer. See discussion below under "Transactions with Promoters."

Transactions with Promoters
---------------------------

We do not have any promoters except to that extent that our management are our founders and are deemed promoters for that reason. The following transactions occurred during the last three years with our "promoters" without regard to dollar amount:

Our President/CEO, David Michael Cartisano, acquired 1,150,000 shares of common stock on July 29, 2002 for $0.002 per share and our Treasurer/CFO, Stephen Cartisano, acquired 1,150,000 shares of common stock on that same date for $0.002. Subsequent to this, in February 2004, Mr. Stephen Cartisano gifted a total of 7,500 shares divided equally between three business associates, Mr. Robert B. Amidon, Esq., Mr. Jerrold Freed, Esq., and Mr. Mark
S. Givens, Esq.

Stephen Cartisano also received $7,500 in consulting fees from Elite Artz since its inception.

Subsequent to the period of this report, on January 30, 2006, David Cartisano and Stephen Cartisano sold a total of 2,292,500 of their shares of common stock of Elite Artz to four individuals. David Cartisano sold 1,150,000 shares and Stephen Cartisano sold 1,142,500 shares. The purchasers of these shares were: David Oman (2,000,000 shares); Trenton Schoppe (142,500 shares); Thomas Howells (50,000 shares); and William Stoddard (100,000 shares). The total consideration for these shares was $10,000. The source of this consideration was the personal funds of the purchasers.

As a result of this transaction, David Oman became the controlling stockholder of Elite Artz, owning 2,000,000 (or 65.4%) of our issued and outstanding shares. In addition both of the Cartisanos resigned and David Oman became our sole director as well as our Chief Executive and Financial Officer, our President and our Treasurer.

Office Rent/Reimbursements in Sales Efforts
-------------------------------------------

Our officers/directors donate limited space in their own homes for use in completing various administrative tasks associated with this business and for storage of art work as necessary. Officers/Directors are reimbursed for expenses associated with selling efforts.

Resolving Conflicts of Interest
-------------------------------

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

ITEM 13. EXHIBITS

Exhibits
No.        Description
--------- -----------------------------------------------------------------

2.1      Plan of Merger (1)
3.1.1    Articles of Incorporation Elite Artz (1)
3.1.2    Articles of Merger (1)
3.2      By-laws (1)
14.1     Code of Ethics
31.1 Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of Principal Financial Officer pursuant to Section 302
32.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Filed as part of our initial registration on Form SB-2 with the Securities and Exchange Commission on December 23, 2004

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,885 for our year ended December 31, 2005 and $3,600 for our fiscal year ended December 31, 2004. Audit fees related to our year ended 2004 included additional services related to the filing of our Form SB-2 Registration Statement. During 2005 we did not start filing quarterly reports on 10-QSB until our second quarter.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended December 31, 2005 and 2004.

Tax Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $250 for fiscal year ended December 31, 2005 and $250 for fiscal year ended December 31, 2004 and consisted of tax preparation services.

All Other Fees
--------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELITE ARTZ, INC.

                                   By: /s/ David Oman
                                   _______________________________________
                                   David Oman
                                   President/Chief Executive and Financial
                                   Officer/Chief Accounting Officer/Director
Dated: March 27, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 27, 2006              By: /s/ David Oman
                                   _______________________________________
                                   David Oman
                                   President/Chief Executive and Financial
                                   Officer/Chief Accounting Officer/Director