Form 10QSB
period 2006-03-31
Elite Artz, Inc
filed 2006-05-09
CIK 1306035

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 2006

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


       4950 W. Craig Road, Suite 3-235, Las Vegas, NV 89130
      -----------------------------------------------------
             (Address of principal executive offices)


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

Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: MAY 1, 2005 - 30,059,400 common shares $0.001.

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

         Balance Sheets - March 31, 2006 and December 31, 2005..............3

         Statements of Operations for the Three Months Ended
         March 31, 2006 and 2005 and Since Inception July 15, 2002..........4

         Statements of Cash Flows for the Three Months Ended
         March 31, 2006 and 2005 and Since Inception July 15, 2002..........5

         Notes to Financial Statements......................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION OR PLAN OF OPERATION...........................8

ITEM 3.  CONTROLS AND PROCEDURES...........................................11

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................11

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......11

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.....................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

ITEM 5.  OTHER INFORMATION.................................................12

ITEM 6.  EXHIBITS..........................................................12

SIGNATURES.................................................................12



                  PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2006 and 2005 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

                         ELITE ARTZ, INC.
                          BALANCE SHEETS
==============================================================================

                                                      Mar. 31,      Dec. 31,
                                                        2006         2005
                                                   ------------- -------------
                  ASSETS                            (Unaudited)

Current Assets
  Cash                                             $        505  $     17,505
  Inventory - for resale                                  7,240        10,240
                                                   ------------- -------------
      Total Current Assets                                7,745        27,745

Fixed Assets:
  Office Equipment - net of accumulated depreciation        943         1,037
                                                   ------------- -------------

                                                   $      8,688  $     28,782
                                                   ============= =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $      6,072  $        975
                                                   ------------- -------------

      Total Current Liabilities                           6,072           975
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock
    20,000,000 shares authorized at
    $0.001 par value; none issued                             -             -
  Common Stock
    50,000,000 shares authorized at
    $0.001 par value; 3,059,400 shares
    issued and outstanding                                3,059         3,059
  Capital in excess of par value                        282,001       282,001
  Deficit accumulated during the development stage     (282,444)     (257,253)
                                                   ------------- -------------

     Total Stockholders' Equity (Deficit)                 2,616        27,807
                                                   ------------- -------------

                                                   $      8,688  $     28,782
                                                   ============= =============




The accompanying notes are an integral part of these financial statements

                         ELITE ARTZ, INC.
                     STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to March 31, 2006
                           (Unaudited)
==============================================================================

                                                                    Inception
                                                                       to
                                             Mar 31,     Mar 31,     Mar 31,
                                              2006        2005        2006
                                          ------------ ----------- -----------

Sales                                     $     5,000  $   11,700  $  215,029

Cost of Sales                                   3,000       7,150     228,885
                                          ------------ ----------- -----------

Gross Profit (Loss)                             2,000       4,550     (13,856)
                                          ------------ ----------- -----------
Expenses
  Sales & Marketing                             2,463         644      24,031
  Depreciation                                     94           -         188
  Administrative                               24,634       4,868     151,869
                                          ------------ ----------- -----------
                                               27,191       5,512     176,088
                                          ------------ ----------- -----------

Net Operating Loss                            (25,191)       (962)   (189,944)
                                          ------------ ----------- -----------
Other Expenses
  Realized loss in available
  for-sale securities                               -     (15,500)    (92,500)
                                          ------------ ----------- -----------

Net Loss                                  $   (25,191) $  (16,462) $ (282,444)
                                          ============ =========== ===========
Net Loss Per Common Share
  Basic and diluted                       $     (0.01) $    (0.01)
                                          ============ ===========
Average Outstanding Shares
  Basic (stated in 1,000's)                     3,059       3,038
                                          ============ ===========


The accompanying notes are an integral part of these financial statements

                         ELITE ARTZ, INC.
                     STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to March 31, 2006
                           (Unaudited)
==============================================================================

                                                                    Inception
                                                                       to
                                             Mar 31,     Mar 31,     Mar 31,
                                              2006        2005        2006
                                          ------------ ----------- -----------
Cash Flows From Operating Activities:
 Net Loss                                 $   (25,191) $  (16,462) $  282,444
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Net Cash Used In Operating Activities:
   Depreciation                                    94           -         188
   Changes in Inventory                         3,000       2,950      (7,240)
   Changes in Accounts Payable                  5,097        (240)      6,072
   Realized loss in available-for
    -sale securities                                -      15,500           -
                                          ------------ ----------- -----------
      Net Cash provided from (used in)
      Operating Activities                    (17,000)      1,748     283,424
                                          ------------ ----------- -----------
Cash Flows From Investing Activities:
 Purchase of Equipment & Furniture                  -           -      (1,131)
                                          ------------ ----------- -----------
      Net Cash from (used in)
      Investing Activities                          -           -      (1,131)
                                          ------------ ----------- -----------
Cash Flows From Financing Activities:
 Contributions to capital                           -           -         360
 Proceeds from issuance of common stock             -           -     284,700
                                          ------------ ----------- -----------
      Net Cash provided from (used in)
      Financing Activities                          -           -     285,060
                                          ------------ ----------- -----------

Net (Decrease) Increase In Cash               (17,000)      1,748         505

Cash at Beginning of Period                    17,505       1,958           -
                                          ------------ ----------- -----------

Cash at the End of Period                 $       505  $    3,706  $      505
                                          ============ =========== ===========

Supplemental Disclosures of Cash Flow Information:


  Cash paid during the period for:
    Interest                              $         -  $        -  $        -
    Income taxes                          $         -  $        -  $        -




The accompanying notes are an integral part of these financial statements

                         ELITE ARTZ, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2006
==============================================================================

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

                         ELITE ARTZ, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                          March 31, 2006
==============================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On March 31, 2006, the Company had a net operating loss available for carry forward of $189,944. The tax benefit of approximately $56,983 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit. The loss carryforward expires beginning in the years 2023 through 2026.

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

Inventory
---------

Inventory consists of oil paintings and framed matted prints ready for sale and is stated at the lower of cost or market, which is determined on an individual basis.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,059,400 common shares for $284,700; and, during the year ended December 31, 2005, the Company also completed the sale of 21,000 shares for $10,500 which were registered pursuant to a Form Sb-2.

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

General
-------

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have had only limited revenues and have operated at a loss. Our activities to date consist of our formation and business plan development, the acquisition and sale of our artwork inventory, and various placements of our stock. On July 20, 2005, our Form SB-2 Registration Statement under the Securities Act of 1933 was declared effective for the sale of up to 200,000 shares of our common stock by the Company and the resale by certain selling shareholders of 745,900 shares. Our offering closed on October 31, 2005 with only 21,000 shares sold.

Results of Operations
---------------------

We have experienced losses since inception. We suffered a net loss of $25,191 during our quarter ended March 31, 2006 with brings our loss since inception to $282,444.

Sales of our artwork inventory for our first quarter of 2006 were $5,000 compared to more than double that or $11,700 in 2005 first quarter sales. Costs of our 2006 first quarter sales were $3,000 compared to $7,150 in the prior year's first quarter resulting in a gross profit of $2,000 in the first quarter of 2006 compared to a gross profit of $4,550 in the first quarter of 2005. Our profit margin was nearly equal in the comparable quarters at 40% this year and 39% last year. Our overall sales since inception are $215,029 with a gross loss of $13,856 which reflects a loss on discounted inventory in 2004.

We had $27,191 in expenses for the quarter ended March 31, 2006 with only $5,512 in the quarter ended March 31, 2005. Our first quarter expenses this year includes $2,463 in sales and marketing expenses, depreciation of $94 and administrative expenses of $24,634. Comparatively we spent only $644 on sales and marketing last year in the first quarter, had no depreciation expenses, and experienced much lower administrative costs of $4,868. Generally, the higher expenses in 2006 were a result of the higher first quarter legal and accounting expenses associated with our audit and annual report on Form 10-KSB as well as new management's efforts to both increase sales and analyze our market potential.

Our net operating loss for the quarter ended March 31, 2006 was $25,191 compared to $962 for the same quarter in the prior year due to both higher expenses and lower sales volume in the current first quarter. Our net loss in the first quarter of 2005, however, was increased to $16,642 due to the realization of a $15,500 loss on available-for-sale securities recorded in that quarter; there was no such loss recorded this year.

Liquidity and Capital Resources
-------------------------------

We have assets of $8,688 consisting of $505 in cash, $7,240 in original artwork inventory and fixed assets of $943 in office equipment, net of depreciation. We have $6,072 in liabilities consisting of accounts payable mostly consisting of payables related to our audit.

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

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . our failure to successfully complete our offering (closed in October of 2005) which leaves us unable to purchase any significant amount of new inventory;

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


Plan of Operation over the Next 12 Months - Need for Additional Financing
-------------------------------------------------------------------------

We have only $505 in cash to satisfy our cash requirements over the next 12 months. We also have $7,240 in inventory. We no longer have our available-for-sale securities which provided us with $20,000 in cash during 2005. Management was not successful in selling our offering, raising only $10,500 before it closed on October 31, 2005. Management determined that we needed a minimum of $3,500 per month to fund day to day operations and we exceeded that estimate during our first quarter; therefore, we have sufficient cash to fund operations for only 2 months provided we are successful in selling our existing inventory. This does not include the purchase of additional inventory to expand or replace inventory we have sold, or funds needed to continue with our business plan.

Although most of our business development is being handled by our officers/ sole director who do not take any compensation, we will need additional funds to conduct operations over the next year both to help fund our existing operations AND to continue to develop our business. This includes the purchase
and marketing of artwork inventory.   It also includes the additional expenses
associated with our reporting obligations which commenced upon the effective date of our registration statement, and involves considerable time, energy and professional fees including legal and accounting.

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

Off-balance Sheet Arrangements
------------------------------

None

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

The following information is provided in accordance with Rule 701(f):

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

Between July 20, 2005 (commencement date of offering) and September 30, 2005, we received $10,500 in offering proceeds from 16 subscribers for the purchase
of 21,000 shares.   Management closed the offering on October 31, 2005 with no other proceeds. As of the date of this report, all proceeds have been expended as follows:

          Offering expenses including legal and accounting........$  7,272
          Marketing...............................................   2,000
          Working capital.........................................$  1,228
                                                                  ---------
                  Total...........................................$ 10,500
                                                                  =========
All of these expenses were incurred to parties other than:

     .     directors, officers, or general partners of Elite or their associates;
     .     to persons owing 10% or more of any class of equity securities of
           Elite; or
     .     to affiliates of Elite.

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

                                   ELITE ARTZ, INC.
                                   (Registrant)



Dated: May 8, 2006              By: /s/ David Oman
                                   _______________________________________
                                   David Oman
                                   President/Chief Executive and Financial
                                   Officer/Chief Accounting Officer/Director