Form 10QSB
period 2006-06-30
Elite Artz, Inc
filed 2006-08-10
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2006

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________

Commission file number 000-52020

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

(702)655-3591

--------------------------

(Issuer's telephone number)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: AUGUST 1, 2006 B 30,059,500 common shares, par value $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

FORM 10-QSB

ELITE ARTZ, INC.

INDEX

         Statements of Operations for the Three and Six Months Ended

         June 30, 2006 and 2005 and Since Inception July 15, 2002...........4

         Statements of Cash Flows for the Three and Six Months Ended

         June 30, 2006 and 2005 and Since Inception July 15, 2002...........5

         Notes to Financial Statements......................................6

ITEM 2.  MANAGEMENT=S DISCUSSION AND ANALYSIS OF

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

ELITE ARTZ, INC.
BALANCE SHEETS

	Jun 30,	Dec. 31,
	2006	2005
ASSETS	(Unaudited)

Current Assets
Cash	$ 6,441	$ 17,505
Inventory - for resale	4,740	10,240
Total Current Assets	11,181	27,745

Fixed Assets:
Office Equipment - net of accumulated depreciation	849	1,037

	$ 12,030	$ 28,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 3,004	$ 975
Notes Payable	8,920	-

Total Current Liabilities	11,924	975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized at $0.001 par value;
none issued	-	-
Common Stock
50,000,000 shares authorized at $0.001 par value;
3,059,400 shares issued and outstanding	3,059	3,059
Capital in excess of par value	282,141	282,001
Deficit accumulated during the development stage	(285,094)	(257,253)

Total Stockholders' Equity (Deficit)	106	27,807

	$ 12,030	$ 28,782

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to June 30, 2006
(Unaudited)
					Inception
	Three Months Ended		Six Months Ended		to
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jun, 30
	2006	2005	2006	2005	2006

Sales	$ 33,000	$ -	$ 38,000	$ 11,700	$ 248,029

Cost of Sales	9,121	-	12,121	7,150	238,006

Groff Profit (Loss)	23,879	-	25,879	4,550	10,023

Expenses
Sales & Marketing	3,500	2,388	5,963	3,032	27,531
Depreciation	94	-	188	-	282
General & Administrative	22,935	2,876	47,569	7,744	174,804
	26,529	5,264	53,720	10,776	202,617

Net Operating Loss	(2,650)	(5,264)	(27,841)	(6,226)	(192,594)

Other Expenses
Realized loss in available
for-sale securities	-	-	-	(15,500)	(92,500)

Net Loss	(2,650)	(5,264)	(27,841)	(21,726)	(285,094)

Net Loss Per Common Share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Average Outstanding Shares
Basic (stated in 1,000's)	3,059	3,038	3,059	3,038

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to June 30, 2006
(Unaudited)
			Inception
			to
	Jun 30,	Jun 30,	Jun 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net Loss	$ (27,841)	$ (21,726)	$ (285,094)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	188	-	282
Changes in Inventory	5,500	2,950	(4,740)
Changes in Accounts Payable	2,029	1,135	3,004
Realized loss in available-for -sale securities	-	15,500	-
Net Cash provided from (used in) Operating Activities	(20,124)	(2,141)	(286,548)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	-	(1,131)
Net Cash from (used in) Investing Activities	-	-	(1,131)

Cash Flows From Financing Activities:
Contributions to capital	140	200	500
Proceeds from notes payable	8,920	-	8,920
Proceeds from issuance of common stock	-	-	284,700
Net Cash provided from (used in) Financing Activities	9,060	200	294,120

Net (Decrease) Increase In Cash	(11,064)	(1,941)	6,441

Cash at Beginning of Period	17,505	1,958	-

Cash at the End of Period	$ 6,441	$ 17	$ 6,441

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

==============================================================================

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on July 15, 2002, with authorized common stock of 50,000,000 shares at $0.001 par value with the name "North American Marketing Corporation".  On March 25, 2004 the Company changed it domicile to the state of Nevada in connection with a name change to "Elite Artz, Inc."  and the addition of authorized preferred stock of 20,000,000 shares with a par value of $.001. The terms of the preferred stock have not been determined by the board of directors of the Company.

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

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2006

==============================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

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

On June 30, 2006, the Company had a net operating loss available for carry forward of $192,594.  The tax benefit of approximately $57,778 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2026.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Inventory

Inventory consists of oil paintings and framed matted prints ready for sale and is stated at the lower of cost or market, which is determined on an individual basis.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE

During the three months ended June 30, 2006, a non related party made two no interest loans to the Company for a total of $8,920 payable on December 31, 2006. The notes are convertible at the option of the holder anytime after December 31, 2006, but no later than December 31, 2007, at a conversion price equal to the bid price of the Company’s common stock, or in the event there is no bid price, then the notes shall be converted into 90,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2006

==============================================================================

4.  CAPITAL STOCK

Since inception, the Company completed private placement offerings of 3,038,400 common shares for $284,700, and during the year ended December 31, 2005, completed the sale of 21,000 shares for $10,500.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer-director has acquired 66% of the outstanding common stock of the Company.

ITEM 2.   MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          PLAN OF OPERATION

In this report, references to "Elite Artz" "we," "us," and "our" refer to Elite Artz, Inc.

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

General

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have had only limited revenues and have operated at a loss. Our activities to date consist of our formation and business plan development, the acquisition and sale of our artwork inventory and various placements of our common stock.

Results of Operations Three and Six months Ended June 30, 2006/2005

The following is a summary comparison our operations for the three and six month periods ended June 30, 2006 and 2005.

                         Three Months Ended             Six Months Ended

                              June 30                      June 30

                          2006        2005             2006        2005

Sales                 $   33,000     $       -   $   38,000   $   11,700

Cost of Sales              9,121             -       12,121        7,150

Gross Profit              23,879             -       25,879        4,550

Expenses                  26,529         5,264       53,720       10,776

Net Operating Loss        (2,650)       (5,264)     (27,841)      (6,226)

Other Expenses                 -             -            -      (15,500)

Net Loss                  (2,650)       (5,264)     (27,841)     (21,726)

We have experienced losses since inception.  We suffered a net loss of $2,650 during our quarter ended June 30, 2006, which brings our losses since inception to $285,094.

Sales of our artwork inventory for our second quarter of 2006 were $33,000, up $5,000 from our first quarter, compared to -0- in our 2005 second quarter.  Costs of our 2006 first quarter sales were $9,121 compared to -0- in the prior year=s second quarter resulting in a gross profit of $23,879. When comparing our six month periods between the two years: our sales were $38,000 this year compared to $11,700 last year; cost of sales was $12,121, during our 2006 first six months compared to $7,150 in our 2005 first six month period; and, our gross profit was $25,879 or 68% in the first half of 2006 compared to

$4,550 or 38% in the first half of 2005.  Our overall sales since inception are $248,029, with a gross profit of $10,023.

We had $26,529 in expenses for our quarter ended June 30, 2006, compared to $5,264 in the second quarter of 2005. Our first quarter expenses for this year included $3,500 in sales and marketing expenses, depreciation of $94 and administrative expenses of $22,935. Comparatively, we spent about one third less on sales and marketing last year or $2,388, had no depreciation expenses and experienced much lower administrative costs of $2,876. Generally, the higher expenses in the three months ended June 30, 2006, were a result of management=s efforts to both increase sales and analyze our market potential. We also began renting office space in Salt Lake City, Utah, for both sales and administrative work and to store our artwork inventory.  Rent is month to month at a cost of $2,500. In the first six months of 2006, our expenses are consistent with our first quarter of 2006, at $53,720.  They consist of $5,963 in sales and marketing expenses, depreciation of $188 and general and administrative expenses of $47,569.  In the first six months of last year we spent only $10,766, with about 70% of that spent on general and administrative expenses.

Our net operating loss for the quarter ended June 30, 2006, was $2,650, compared to a loss of $5,264 for the same quarter in 2005; the higher second quarter losses in 2005 reflect the lack of sales revenue in our second quarter of that year although it was mitigated by our lower general and administrative expenses. During the six months ended June 30, 2006, we had a net operating loss of $27,841 compared to a net operating loss of $6,226 in that same six month period in 2005. Our net loss in the second quarter of 2005, however, increased to $21,726 due to the realization of a $15,500 loss on available-for-sale securities recorded in that quarter; there was no such loss recorded this year.

Liquidity and Capital Resources

We have assets of $12,030 consisting of $6,441 in cash, $4,740 in original artwork inventory and fixed assets of $849 in office equipment, net of depreciation.  We have $11,924 in liabilities consisting of accounts payable and two notes to a non-related party totaling $8,920. The notes are to the same individual, have an imputed interest of 6% and are as follows:

.  The first is for $2,537 and is due and payable on December 31, 2006. The holder has the option to convert this note into common stock at a conversion price equal to the Abid@ price of our common stock on the conversion date, or, if there is no bid price, into 25,000 shares of common stock.  The holder can convert any time after December 31, 2006, but not later than December 31, 2007, by giving notice to Elite.

.   The second note is for $6,383 and is due and payable on December 31, 2006.  It has the same conversion rights as above and is convertible into 65,000 shares of our common stock.

During 2006 we have funded our operations mostly through the sale of our art inventory and additional financing from a small $140 capital contribution and two loans provided under the convertible notes discussed above.

Last year we funded our operations through cash flows from operations with some additional funding through sales of our common stock.  In July 2005, our Form SB-2 Registration Statement under the Securities Act of 1933 was declared effective for the sale of up to 200,000 shares of our common stock by the Company and the resale by certain selling shareholders of 745,900 shares. Our offering closed on October 31, 2005, with only 21,000 shares sold for $10,500 in proceeds. In addition, we sold our available for sale securities which consisted of 50,000 shares of iMedia International, Inc. that we received as payment for $171,525 worth of inventory in June of 2004. We realized a loss of $15,500 on those securities in June of 2005.

Trends and Uncertainties

Our prospects must be considered in light of the risks, difficulties and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain an awareness of current trends in art appreciation as it relates to interior design and consumer demand for both public and private use; implement and successfully execute our business and marketing strategy; update and add to our existing inventory in response to evolving customer demands; provide quality customer service; respond to competitive developments; find and solicit new artists or unknown artists where we can purchase quality art at reasonable prices and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues.

We have not been able to accurately forecast revenues nor have we yet been able to capture any substantial portion of our target market. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

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

     .  management of our growth in an effective manner.

Plan of Operation over the Next 12 Months - Need for Additional Financing

We have only $6,441 in cash to satisfy our cash requirements over the next 12 months and only $4,740 in inventory. We no longer have our available- for-sale securities which provided us with $20,000 in cash during 2005 nor was Management successful in selling our offering, raising only $10,500 before it closed on October 31, 2005. Management determined that we needed a minimum of $3,500 per month to fund minimal day to day operations and we exceeded that estimate in both our first and second quarters of 2006. We have sufficient cash to fund operations for only 2.5 months provided we are successful in selling our remaining inventory.  This does not include the purchase of additional inventory to expand or replace inventory we have sold, or funds needed to continue with our business plan.  During the past six months, we have expended extra capital on analyzing our existing market and not replaced inventory as we have sold it.  We also increased our liabilities by obtaining loans from a non related party.

Although most of our business development is being handled by our sole officer/director who does not take any compensation, we will need additional funds to conduct operations over the next year both to help fund our existing operations and to continue to develop our business. This includes the purchase and marketing of artwork inventory.  It also includes other additional expenses such as a rent expense of $2,500 per month, as well as expenses associated with our reporting obligations that commenced upon the effective date of our registration statement, and involves considerable time, energy and professional fees, including legal and accounting costs.

Management will likely be forced to look to other ways to fund our operations. We could attempt to receive additional loans from either related parties such as shareholders or directors, or we could receive additional loans from unrelated third parties. However, there are no written agreements with any party regarding loans or advances. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any party or from any individual, in writing or otherwise, regarding any loans or advances or the amounts.

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

None.

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

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have had no sales of unregistered securities in the current quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

During our second quarter, on May 26, 2006, we filed our Form 8A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS

2.1      Plan of Merger *

3.1.1    Articles of Incorporation Elite Artz *

3.1.2    Articles of Merger *

3.2      By-laws *

10.1     Convertible Note - $2,537

10.2     Convertible Note - $6,383

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

                                   ELITE ARTZ, INC.

                                   (Registrant)

Dated: August 8, 2006             By: /s/ David Oman

                                   _______________________________________

                                   David Oman

                                   President/Chief Executive and Financial

                                   Officer/Chief Accounting Officer/Director