Form 10QSB
period 2006-09-30
Elite Artz, Inc
filed 2006-11-01
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ___________ to ______________

ELITE ARTZ, INC.

(Name of small business issuer in its charter)

Nevada	000-52020	90-0201309
(State or jurisdiction of incorporation)	(Commission file no.)	(I.R.S. Employer Identification No.)

4950 W. Craig Road, Suite 3-235, Las Vegas, NV 89130

(Address of principal executive offices)

(702) 655-3591

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [X]

APPLICABLE TO CORPORATE ISSUERS:

As of October 15, 2006 the issuer had 3,059,400 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES [  ]   NO [X}

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ELITE ARTZ, INC.

(A Development Stage Company)

Unaudited Financial Statements

September 30, 2006

ELITE ARTZ, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)

Current Assets
Cash	$ 1,134	$ 17,505
Inventory - for resale	8,100	10,240
Total Current Assets	9,234	27,745

Fixed Assets:
Office Equipment - net of accumulated depreciation	755	1,037

	$ 9,989	$ 28,782
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 2,015	$ 975
Notes Payable	49,920	-

Total Current Liabilities	51,935	975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized at $0.001 par value;
none issued	-	-
Common Stock
50,000,000 shares authorized at $0.001 par value;
3,059,400 shares issued and outstanding	3,059	3,059
Capital in excess of par value	282,141	282,001
Deficit accumulated during the development stage	(327,146)	(257,253)

Total Stockholders' Equity (Deficit)	(41,946)	27,807

	$ 9,989	$ 28,782

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to September 30, 2006
(Unaudited)
					Inception
	Three Months Ended		Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

Sales	$ 7,411	$ 16,000	$ 45,411	$ 27,700	$ 255,440
Cost of Sales	3,640	8,500	15,761	15,650	241,646

Groff Profit (Loss)	3,771	7,500	29,650	12,050	13,794

Expenses
Sales & Marketing	19,682	2,738	25,645	5,770	47,213
Depreciation	94	-	282	-	376
General & Administrative	26,047	9,920	73,616	17,654	200,851
	45,823	12,658	99,543	23,424	248,440

Net Operating Loss	(42,052)	(5,158)	(69,893)	(11,374)	(234,646)

Other Expenses
Realized loss in available
for-sale securities	-	(28,000)	-	(43,500)	(92,500)

Net Loss	(42,052)	(33,158)	(69,893)	(54,874)	(327,146)

Net Loss Per Common Share
Basic	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)
Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Average Outstanding Shares
Basic (stated in 1,000's)	3,059	3,038	3,059	3,038
Diluted (stated in 1,000's)	3,969	3,038	3,969	3,038

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to September 30, 2006
(Unaudited)
			Inception to
	September 30,	September 30,	September 30
	2006	2005	2006
Cash Flows From Operating Activities:
Net Loss	$ (69,893)	$ (54,874)	$ (327,146)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	282	-	376
Changes in Inventory	2,140	9,950	(8,100)
Changes in Accounts Payable	1,040	1,760	2,015
Realized loss in available-for -sale securities	-	43,500	-
Net Cash provided from (used in) Operating Activities	(66,431)	336	(332,855)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	-	(1,131)
Net Cash from (used in) Investing Activities	-	-	(1,131)

Cash Flows From Financing Activities:
Contributions to capital	140	200	500
Proceeds from notes payable	49,920	-	49,920
Proceeds from issuance of common stock	-	10,500	284,700
Net Cash provided from (used in) Financing Activities	50,060	10,700	335,120

Net (Decrease) Increase In Cash	(16,371)	11,036	1,134
Cash at Beginning of Period	17,505	1,958	-

Cash at the End of Period	$ 1,134	$ 12,994	$ 1,134

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

September 30, 2006

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

On September 30, 2006, the Company had a net operating loss available for carry forward of $234,646.  The tax benefit of approximately $70,394 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2027.

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

3.  NOTES PAYABLE

During the six months ended September 30, 2006 a non-related party made two no interest loans to the Company for a total of $8,920 payable on December 31, 2006. The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the notes shall be converted into 90,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

During the six months ended September 30, 2006 a non-related party made two no interest loans to the Company for a total of $41,000 payable on December 31, 2006. The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the notes shall be converted into 820,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2006

==============================================================================

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,038,400 common shares for $284,700.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer-director has acquired 66% of the outstanding common stock of the Company.

Item 2. Management’s Discussion and Analysis

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

General

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have limited revenues and have operated at a loss. Our activities to date consist of our formation and business plan development, the acquisition and sale of our artwork inventory, and various placements of our common stock.

The following discussions are based on the financial statements for the three and nine months ended September 30, 2006 and 2005, for Elite Artz, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements and notes thereto, included with this report in “Item 1. Financial Statements.”

Results of Operations Three and Nine Months Ended September 30, 2006/2005

The following is a summary comparison our operations for the three and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$ 7,411	$ 16,000	$ 45,411	$ 27,700
Cost of Sales	3,640	8,500	15,761	15,650
Gross Profit	3,771	7,500	29,650	12,050
Expenses	45,823	12,658	99,543	23,424
Operating Loss	(42,052)	(5,158)	(69,893)	(11,374)
Other Expenses	-	(28,000)	-	(43,500)
Net Loss	(42,052)	(33,158)	(69,893)	(54,874)
Net loss per share	(0.01)	(0.01)	(0.02)	(0.02)

We have experienced losses since inception.  We suffered a net loss of $42,052 during our quarter ended September 30, 2006, which brings our losses since inception to $327,146.

Revenues

Sales of our artwork inventory for our third quarter of 2006 resulted in revenues of $7,411, down from the $33,000 we achieved in our second quarter, compared to $16,000 in sales revenues during our 2005 third quarter.  Costs of our 2006 third quarter sales were $3,640 compared to $8,500 in the prior year’s second quarter resulting in a gross profit of $3,771 or 51% in our third quarter this year compared to  $7,500 or 47% gross profit in the third quarter of last year.  When comparing our nine month periods between the two years: our sales were $45,411 this year compared to $27,700 last year; cost of sales was $15,761 during our 2006 nine months ended compared to $15,650 in our 2005 nine month period; and, our gross profit was $29,650 or 66% in the first nine months of 2006 compared to $12,050 or 44% in the first nine months of 2005.  Our overall sales since inception are $255,440, with a gross profit of $13,794. We are experiencing declining revenues overall due to lack of inventory as well as unsuccessful sales efforts despite the fact that our gross profit margin is higher.

Expenses

We had $45,823 in expenses for our quarter ended September 30, 2006, compared to $12,658 in the third quarter of 2005. Our third quarter expenses for this year included $19,682 in sales and marketing expenses, depreciation of $94 and administrative expenses of $26,047. Comparatively, we spent significantly less on sales and marketing last year or $2,738, had no depreciation expenses and experienced much lower administrative costs of $9,920. Generally, the higher expenses in the three months ended September 30, 2006, were a result of management’s efforts to both increase sales and analyze our market potential. We now rent office space in Salt Lake City, Utah, for both sales and administrative work and to store our artwork inventory.  Rent is month to month at a cost of $2,500.  Other expenses included costs of outside marketing sources to help us analyze and redirect our efforts at $6,000; higher travel expenses of $3,500; and, higher reimbursement to our sole director for auto expenses and other costs incurred in connection with efforts to increase revenues. During the nine months ended September 30, 2006, our expenses were $99,543 with nearly 50% of that spent during the third quarter.  They consist of $25,645 in sales and marketing expenses, depreciation of $282 and general and administrative expenses of $73,616.  In the comparative period of last year, we spent only $23,424, with about 75% of that spent in the general and administrative category.

Operating Losses/Net Loss

Our net operating loss for the quarter ended September 30, 2006, was $42,052, significantly higher than the operating loss of  $5,158 for the same quarter in 2005; the higher third quarter losses in 2006 reflect both minimal sales revenue in our third quarter and increased spending all round.  During the nine months ended September 30, 2006, we had a net operating loss of $69,893 compared to a net operating loss of $11,374 in the prior year’s nine month period. Again we had higher spending all round this year which accounted for a significant portion of the operating loss; the operating loss this year was mitigated somewhat with the higher revenues in this years first nine months than in last year’s comparative period.

Our net loss for the three and nine month periods ended September 30, 2006 was the same as our operating loss in those periods or $42,052 and $69,893 respectively.  During the three and nine month periods ended September 30, 2005 our net loss increased to $33,158 and $54,874 respectively due to the realization of a $28,000 third quarter loss on available-for-sale securities; in the nine month period we recorded a loss of $43,500 on those same securities.

Liquidity and Capital Resources

Balance Sheet Information

We have assets of $9,989 consisting of $1,134 in cash, $8,100 in original artwork inventory and fixed assets of $755 in office equipment, net of depreciation.   This is a significant reduction from the $28,782 in total assets we had at December 31, 2005 and reflects mostly a reduction in available cash. In addition our liabilities increased from a $975 accounts payable at December 31, 2005 to $51,935 as of September 30, 2006 with accounts payable of $2,015 and loans from non-related parties aggregating  $49,920.  The loans are the subject of the four convertible notes discussed below.

Cash Flows from Operations

We used  $66,431 in operations during our nine months ended September 30, 2006; whereas our operations provided us with $336 in cash at September 30, 2005 nine-month period.

Financing Activities

During the nine months ended September 30, 2006 we have funded our losses mostly through loans from non-related parties represented by four convertible notes below:

•

The first is for $2,537 and is due and payable on December 31, 2006. The holder has the option to convert this note into common stock at a conversion price equal to the “bid” price of our common stock on the conversion date, or, if there is no bid price, into 25,000 shares of common stock.  The holder can convert any time after December 31, 2006, but not later than December 31, 2007, by giving notice to Elite.

•

The second note is for $6,383 and is due and payable on December 31, 2006.  It has the same conversion rights as above and is convertible into 65,000 shares of our common stock.

•

The third is for $25,000 and is due and payable on December 31, 2006. The holder has the option to convert this note at a conversion price equal to the “bid” price of our common stock at the conversion date, or if there is no bid price, into 500,000 shares.  The conversion period is anytime after December 31, 2006 and no later than December 31, 2007 by giving notice to Elite.

•

The fourth is for $20,000 and is due and payable on December 31, 2006.  It has the same conversion rights as the third note and is convertible into 400,000 of our shares absent a “bid” price,

The principal on the fourth note has been reduced to $16,000 and the shares into which the note can be converted have reduced proportionately to 320,000 shares.

We also utilized sales of our art inventory and additional financing from a small $140 capital contribution.

Last year we funded our operations through cash flows from operations with some additional funding provided by sales of our common stock.  In July 2005, our Form SB-2 Registration Statement was declared effective for the sale of up to 200,000 shares of our common stock by us and the resale of 745,900 shares by selling shareholders. Our offering closed on October 31, 2005, with only 21,000 shares sold for $10,500 in proceeds. In addition, we sold our available for sale securities which consisted of 50,000 shares of iMedia International, Inc. that we received as payment for $171,525 worth of inventory in June of  2004. We realized a loss of $28,000 on those securities in June of 2005 which increased to $43,500 as of September 30, 2005.

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

•

our failure to successfully complete our offering (closed in October of 2005) which leaves us unable to purchase any significant amount of new inventory;

•

general risks associated with buying and selling original artwork which is very unpredictable and often a matter of personal taste;

•

the overall inexperience of current management in the purchase and sale of  artwork;

•

any failure to obtain additional working capital when needed;

•

loss of key personnel and dependence on one individual to generate business;

•

lack of market acceptance of our services;

•

inability to compete with art galleries with name experience and name  recognition in our geographical location;

•

an inability to forecast trends in original art work or provide our  clients with what they are looking for;

•

the ability to attract and retain qualified and effective personnel,  and

•

management of our growth in an effective manner.

We also face the following immediate and specific risks:

•

we have seen a reduction in our revenues,  have not increased or replaced our inventory, and have increased our marketing efforts with little success resulting in limited cash flows from operations which are not sufficient to fund our operations or service our debt;  we need to replace our inventory and increase our market presence  which we may not be successful in doing;

•

we must seek immediate sources of funding to survive and such funding may not be available or if it is available, it may not be on terms favorable to Elite Artz, Inc.

•

we have incurred net losses of approximately $327,146 since inception and there is substantial doubt as to our ability to continue as a “going concern.”

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Matters.

None.

Item 6.  Exhibits.

3.1.1

Articles of Incorporation Elite Artz (1)

3.1.2

Articles of Merger (1)

   3.2

By-laws (1)

 10.1

Convertible Note - $2,537(2)

10.2

Convertible Note - $6,383 (2)

10.3

Convertible Note - $25,000(3)

10.4

Convertible Note - $20,000(3)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003(3)

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)

Filed as part of our initial registration on Form SB-2 with the Securities and Exchange Commission on December 23, 2004

(2)

Filed with our Form 10-QSB Quarterly Report for June 30, 2006 with the Securities and Exchange Commission on August 10, 2006

(3)

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE ARTZ, INC.

(Registrant)

Dated: October 31, 2006

By: /s/ David Miles Oman

David Miles Oman

President/Chief Executive and Financial

Officer/Chief Accounting Officer/Director