Form 10KSB
period 2006-12-31
Elite Artz, Inc
filed 2007-04-02
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

ELITE ARTZ, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-52020	90-0201309
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

4950 W. Craig Road, Suite 3-235, Las Vegas, NV 89130

 (Address number principal executive offices)

(702) 655-3591

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State issuer's revenue for its most recent fiscal year: $53,260

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have a trading market.

As of February 1, 2007, the registrant had 3,059,400 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes  ☐      No   ☒

Table of Contents

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2:

DESCRIPTION OF PROPERTY

7

ITEM 3:

LEGAL PROCEEDINGS

7

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

8

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  8

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

9

ITEM 7.

FINANCIAL STATEMENTS

14

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

24

ITEM 8A:

 CONTROLS AND PROCEDURES

24

ITEM 8B:

 OTHER INFORMATION

24

PART III

25

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  25

ITEM 10.

EXECUTIVE COMPENSATION

27

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT  27

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  29

ITEM 13:

EXHIBITS

30

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

SIGNATURES

31

PART I

FORWARD LOOKING STATEMENTS

In this annual report references to “Elite,”  “Elite Artz,”  “we,”   “us,” and  “our” refer to Elite Artz, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Elite Artz may participate, competition within Elite's chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.

DESCRIPTION OF BUSINESS

Historical Development

Elite Artz was originally incorporated in the State of Delaware on July 15, 2002 as North American Marketing Corporation with authorized capitalization of 50,000,000 shares, par value $0.001.  We were organized to engage in the direct marketing of fine quality original oil paintings and framed and matted prints by well know artists as well as specialty collections to hospitals, corporations, colleges and private individuals. On March 25, 2004 we changed our domicile to the State of Nevada effecting a name change to Elite Artz, Inc. and adding a class of preferred shares authorized at 20,000,000 shares with a par value of $0.001.  Subsequent to our year end, on February 16, 2007, we entered into a share purchase agreement with Wishtop Group Limited, Grace Well Holdings Limited, Cheung Kai, the shareholder of Wishtop and Feng Di the shareholder of Grace Wel for the sale of 2,828,500 shares held by certain shareholders of Elite Artz.  As a result of the transactions contemplated by the agreement, a change of control has been effected.  See “Item 8B. Other Information.”

Our Business

Elite Artz, Inc. is a Nevada Corporation organized for the purpose of direct marketing

▪

fine-quality original oil paintings,

▪

framed and matted prints by well-known artists, and

▪

specialty fine art collections

to hospitals, corporations, colleges and private individuals at affordable prices. Our original paintings are sub-museum quality paintings by artists with no commercial reputations with an average price of $3,500 -$4,500. The well known artists are out of copyright and none are our exclusives. Our specialty collections are compiled on a case by case basis using our original artwork inventory combined with prints to provide an overall look or “collection” for the buyer.

       Principal products and their markets

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

▪

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

▪

Framed & matted prints by well-known artists.   Well-known artists would include individuals as Renoir, Monet, Picasso, Van Gogh, and Ansel Adams.  The well-known artists are all out of copyright and none are our exclusives.  We do not carry an inventory of the framed, matted prints, but rather keep an “inventory” of wholesalers in order to know prices and availability of various reproduction artwork.

▪

Specialty Collections Our specialty collections are compiled on a case-by-case basis. We use our original artwork and combine it with reproduction artwork to provide an overall look or “collection” for the buyer.  This may also include other types of artwork such a sculpture or table art.   Our specialty collections therefore are marketed using original artwork inventory on hand and reproduction and/or other types of art available to us to create a custom collection.

When purchasing artwork we make every effort to purchase a variety of original oil and/or watercolor paintings which work well together so we can market the artwork on a piece by piece basis or as part of a small collection.  We also try to purchase paintings that integrate well with the reproduction artwork of famous artists so purchasers can create an ambiance that compliments their decor and is both original and familiar and/or comfortable to the observer.  Part of our marketing technique, therefore, is to have the ability to offer sufficient variety, size and quantity of original and reproduction artwork to provide a “complete” collection suitable to the style and decor of the purchaser’s space.

Distribution methods of our artwork inventory

We rely on sales representatives to market our inventory of artwork. To date, this marketing has been conducted by former officers/directors and our current director/officer, David Miles Oman, who was responsible during our 2006 year for marketing our inventory. We utilize a direct marketing approach whereby our representative(s) directly contact:

▪

corporations, both large and small

▪

small businesses such as law offices and doctors offices

▪

large institutions such as hospitals and universities

▪

hotels and casinos

▪

private individuals

▪

networking through local chambers of commerce, architects or  decorators

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

Some of our sources of competition include:

▪

Internet Galleries (websites) - which offer original artwork and reproduction artwork are one of our biggest sources of competition.  These galleries offer a wide range of products to a wide geographical area. Some of these internet galleries include: P&C Art, Monna Art Galleries, Galleria De Corrento, Art.com, Artvest.com

▪

Small Galleries in our specific locale - we directly compete with some of the following galleries located in Nevada:  ADDI Galleries, Adamo Gallery, Diva Art Group, Eric Leadon Artworks & Framing, Feng Shui  gallery, Galleria i Sorrento, Galleries America and Gallery of History, among others. There are over 100 small galleries listed in the Las Vegas Nevada metropolitan area.  Smaller galleries such as these offer original artwork by lesser known artists at reasonable prices.

▪

Large well known retail outlets such department stores and other national retail outlets such as Costco also provide both original and reproduction artwork; these places have tremendous buying power due to name recognition and reputation

▪

Boutiques and other retail outlets which carry new artists often on consignment and offer interesting and unusual art.

▪

Private art promoters

Our competitive position in the industry

We compete with an old established network of galleries, art sales companies and promoters.  Large galleries and other art sales outlets or companies in the industry have established reputations, name recognition and market share, and the ability to update and expand artwork offerings. Most, if not all, of the companies with which we compete, have significantly greater management, experience, marketing ability, and creative and financial resources. We also compete with many well-established Internet galleries which already enjoy great success in utilizing the Internet as a prime marketing tool and have achieved name recognition.  Although we think that these larger, established galleries and art sales companies do not enjoy the same advantage in the niche markets of corporate and individual sales in the industry because of their traditional approach, we do not know how much advantage we can hope to gain with our less traditional, more flexible marketing approach. As of this date, we are not aware of any direct sales companies for art in the Las Vegas area where we are currently concentrating our marketing.

How we compete

We compete on the basis of price, quality of products, and product mix. Because we are concentrating on unknown artists we believe we provide high-quality original artwork at reasonable prices with a good profit margin for our company.  We also believe that purchasers respond well to buying original artwork rather than the standard reproductions.  We offer our purchasers the ability enhance their space with products that are unique and complimentary to their personality and decor while at the same time offering them additional reproduction prints to compliment their original selections. Although internet galleries may have similar offerings of artwork, not all buyers prefer that venue for the purchase of fine art, and we believe we have some advantage with a direct sales personal approach.  We also believe we are able to price ourselves competitively by using unknown artists. However there is no guarantee or assurance we will be able to successfully compete or survive financially given the competition that exists in the art sales market environment.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts

None, except we require local licenses for door-to-door sales.  It is possible in the future that we will enter into certain kinds of agreements with either sales representatives or artists; however, we will not do so in the immediate future and unless marketing or inventory needs dictate that it is in our best interest.

Need for government approval

None.

Effects of existing or probable governmental regulations

None.

Research and development in the last two years

During the past two years, we spent no money on research.  All funds attributed to the development of our business have been included with our other operating expenses.

Costs and effects of compliance with environmental laws

None.

Number of employees

We have no employees except our sole officers/director during 2006, David Oman, who performs both administrative services and sales services for Elite Artz.  He does not devote full time efforts to Elite Artz. We have no intention of hiring any additional personnel until warranted.

Reports to Security Holders

We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 2:

DESCRIPTION OF PROPERTY

Our executive offices are located at 4950 W. Craig Road, Suite 3-235, Las Vegas Nevada 89130. The telephone number is (702) 396-9200 and facsimile number is (702) 655-3591.  The registered and records office of the company is also located at 4950 W. Craig Road, Suite 3-235, Las Vegas, Nevada, 89130. We rent office space in Salt Lake City, Utah on a month-to-month basis for both sales and administrative work and to store our artwork inventory.  Rent is month to month at a cost of $2,500.

ITEM 3:

LEGAL PROCEEDINGS

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 19, 2006, our common stock has been quoted on the National Association of Securities Dealers (NASD) OTC Bulletin Board under the symbol “ELTZ.”   However, there has been no trading activity since that date up through the period covered by this report.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

Issued by a registered investment company; or

$

Excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

At December 31, 2006, we had approximately 52 shareholders.

Dividends

We have never paid dividends on our common stock.  The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business.  Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report.

Issuer Purchase of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Elite’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

We are a development stage company founded in July of 2002. Although we have conducted operations since then, we have limited revenues and have operated at a loss. Our activities to date consist of our formation and business plan development, the acquisition and sale of our artwork inventory, and various placements of our common stock. Subsequent to our fiscal year end we entered into a series of transactions which have resulted in a change of control and will likely result in a change in our business direction.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended December 31, 2006 and statements, and notes thereto, included with this report in Item II, Part 7, below.

Comparison of 2006 and 2005 Fiscal Year Operations

	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005
Revenues	$53,260	$47,729
Cost of revenues	19,561	24,200
Gross profit	33,699	23,529
Total operating expenses	109,633	41,650
Loss from operations	75,934	18,121
Other expense	-	37,500
Net loss	75,934	55,621
Net loss per share	0.02	0.02

Revenues and Cost of Revenues

Revenues are achieved through sales of our artwork inventory. Sales of our artwork inventory for our year ended December 31, 2006 resulted in revenues of $53,260, slightly higher than the $47,729 in revenues we achieved in our December 31, 2005 year.  Costs of our 2006 fiscal year sales were $19,561 almost $5,000 lower than the $24,200 in costs in the prior year resulting in a gross profit of $33,699 or 64% this year compared to $23,529 or 51% gross profit last year. Our overall sales since inception are $263,289, with a gross profit of $17,843. Despite our higher sales volume this year we are experiencing overall declining revenues due to lack of inventory as well as unsuccessful sales efforts.

Operating Expenses/Net Income

We had $109,633 in expenses for our year ended December 31, 2006, more than double the $41,650 we spent in the year ended December 31, 2005. Our expenses this year included $27,648 in sales and marketing expenses, depreciation of $376 and administrative expenses of $81,609.  Comparatively, we spent significantly less on sales and marketing last year or $1,818, had $94 in depreciation expenses and experienced lower administrative costs of $39,738. Generally, the higher expenses during 2006 were a result of management’s efforts to both increase sales and analyze our market potential. We now rent office space in Salt Lake City, Utah, for both sales and administrative work and to store our artwork inventory.  Rent is month to month at a cost of $2,500.  Some of our other expenses include travel expenses of approximately $16,000, professional fees for legal and accounting of nearly $13,000 associated with our compliance with our reporting obligations under the 1934 Act.

Operating Losses/Net Loss

Our operating loss for the year ended December 31, 2006, was $109,633, significantly higher than the operating loss of  $41,650 for the 2005 fiscal year.  This resulted in a net operating loss of $75,934 this year compared to a $18,121 net operating loss last year which reflects both minimal sales revenues and increased spending all round during our 2006 fiscal year. Our net loss for 2006 was the same as our operating loss; our net loss for 2005 was increased to $55,621 as a result of a realized loss on available-for-sale securities of  $37,500.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2006:

Summary Balance Sheet as of June 30, 2006

Total Current Assets	$ 4,300
Net Fixed Assets	661
Total Assets	4,961
Total Liabilities	52,948
Accumulated Deficit	333,187
Total Stockholders Deficit	47,987

We have assets of $4,961 consisting of $4,300 in cash and fixed assets of $661 in office equipment, net of depreciation.   This is a significant reduction from the $28,782 in total assets we had at December 31, 2005 and reflects both a reduction in available cash and a lack of inventory which was sold in its entirety during our last quarter. In addition our liabilities increased from a $975 accounts payable at December 31, 2005 to $52,920 as of December 31, 2006 and were comprised almost entirely of loans from non-related parties.  The loans are the subject of the five convertible notes discussed below.

Cash Flows from Operations

We used $70,593 in operations during our year ended December 31, 2006 compared to $14,182 during our 2005 year

Investing Activities

We had no investing activities during 2006.  During 2005 we spend $1,131 on equipment and furniture; we also sold available-for-sale securities and realized $20,000  which ultimately resulted in a loss to Elite of $37,500, the difference between the market value and proceeds of the sale. Our available-for-sale securities consisted of 50,000 shares of iMedia International, Inc. that we received as payment for $171,525 worth of inventory in June 2004.

Financing Activities

During the year ended December 31, 2006, we funded our losses mostly through loans from non-related parties represented by five convertible notes below:

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

•

The fourth is for $20,000 and is due and payable on December 31, 2006.  It has the same conversion rights as the third note and is convertible into 400,000 of our shares absent a “bid” price, The principal on this note was reduced to $16,000 and the shares into which the note can be converted have reduced proportionately to 320,000 shares

•

The fifth is for $3,000 and is due and payable on December 31, 2008.  The holder has the option to convert the a portion or all of the principal into our common stock at a conversion price equal to the “bid” price of our common stock at the date of the conversion, or if there is no bid price, into 30,000 shares of common stock. The conversion period is December 31, 2007 through December 31, 2008.

We intend to satisfy each of the above referenced convertible notes at the closing of the transaction discussed below in “Acquisition of Subsidiaries through Issuance of Common Stock” whereby new shareholders interested in assisting in our future plans will contribute funds to pay the notes   The effect of the transaction will be to eliminate $52,920 in debt and increase paid in capital by that same amount.

Last year we funded our operations through cash flows from operations with some additional funding provided by sales of our common stock.  In July of 2005, our Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission for the sale of up to 200,000 shares of our common stock by us and the resale of 745,900 shares by selling shareholders. Our offering closed on October 31, 2005, with only 21,000 shares sold for $10,500 in proceeds.

Acquisition of Subsidiaries through Issuance of Common Stock

We are funding the acquisition of two subsidiaries through the issuance of common stock.  Subsequent to the date of this report, on February 12, 2006, we completed a stock purchase agreement whereby certain shareholders of Elite sold an aggregate of 2,838,500 of their Elite common shares to certain purchasers effecting a change in control.  On February 16, 2006, we executed a Share Exchange Agreement with the shareholders of Wishtop Group Limited and Grace Well Holdings Limited  which will ultimately result in Wishtop and Grace Well becoming subsidiaries of Elite.  The transactions contemplates the issuance of an aggregate of 93,881,200 of our common shares for 100% ownership interest in the two entities The shares will be issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

Funding of Future Acquisitions

We will likely fund future acquisitions with the issuance of our common stock.

Off-Balance Sheet Arrangements

None.

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

Current business operations: Some of the following conditions could have a material impact on our short or long-term liquidity which are related to our current business plan:

•

Our failure to successfully complete our offering which leaves us unable to purchase new inventory;

•

general risks associated with buying and selling original artwork which is very unpredictable and often a matter of personal taste;

•

the overall inexperience of new management in the purchase and sale of artwork;

•

any failure to obtain additional working capital when needed

•

loss of key personnel and dependence on one individual to generate business;

•

lack of market acceptance of our services;

•

inability to compete with art galleries with name experience and name  recognition in our geographical location;

•

an inability to forecast trends in original art work or provide our clients with what they are looking for;

•

the ability to attract and retain qualified and effective personnel, and

•

management of the our growth in an effective manner.

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

•

we have incurred net losses of approximately $333,187 since inception

Sarbanes Oxley Compliance - Of further note, an immediate and specific risk relates to the our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act the failure of which could lead to loss of investor confidence in our reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements

DECEMBER 31, 2006

TABLE OF CONTENTS

Page

Independent Auditor’s Report

16

Balance Sheet – December 31, 2006

17

Statements of Operations for the Years Ended December 31, 2006 and 2005 and

the period July 15, 2005 (Date of Inception) through December 31, 2006

18

Statements of Changes in Stockholders’ Equity for the Period July 15, 2002 (Date of

Inception) to December 31, 2006

19

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

And the Period July 15, 2002 (Date of Inception) to December 31, 2006

20

Notes to Financial Statements

21

MADSEN & ASSOCIATES, CPA’s Inc.                                    684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                       Murray, Utah 84107

                                                                                           Telephone 801 268-2632

                                                                                                                     Fax 801-262-3978

Board of Directors

Elite Artz, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Elite Artz, Inc. (development stage company) at  December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the  years ended  December 31, 2006 and 2005,  and the period July 15, 2002 to  December 31, 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Elite Artz, Inc.  at  December 31, 2006,  and the results of  operations, and  cash flows for the years ended December 31, 2006 and 2005, and the period July 15, 2002 to  December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

January 31, 2007                                                          s/Madsen & Associates, CPA’s Inc.

ELITE ARTZ, INC.
(A Development Stage Company)
BALANCE SHEET

Dec. 31,
2006
ASSETS

Current Assets
Inventory - for resale	$4,300
Total Current Assets	4,300

Fixed Assets:
Office Equipment - net of accumulated depreciation	661

$4,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$28
Notes Payable	52,920

Total Current Liabilities	52,948

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized at $0.001 par value;
none issued	-
Common Stock
50,000,000 shares authorized at $0.001 par value;
3,059,400 shares issued and outstanding	3,059
Capital in excess of par value	282,141
Deficit accumulated during the development stage	(333,187)

Total Stockholders' Equity (Deficit)	(47,987)

$4,961

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to December 31, 2006

			Inception
			to
	Dec 31,	Dec 31,	Dec 31,
	2006	2005	2006

Sales	$ 53,260	$ 47,729	$ 263,289

Cost of Sales	19,561	24,200	245,446

Gross Profit	33,699	23,529	17,843

Expenses
Sales & Marketing	27,648	1,818	49,216
Depreciation	376	94	470
General & Administrative	81,609	39,738	208,844
	109,633	41,650	258,530

Net Operating Loss	(75,934)	(18,121)	(240,687)

Other Expenses
Realized loss in available
for-sale securities	-	(37,500)	(92,500)

Net Loss	(75,934)	(55,621)	(333,187)

Net Loss Per Common Share
Basic	$ (0.02)	$ (0.02)
Diluted	$ (0.02)	$ (0.02)

Average Outstanding Shares
Basic (stated in 1,000's)	3,059	3,045
Diluted (stated in 1,000's)	3,999	3,045

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 15, 2002 (Date of Inception) to December 31, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance July 15, 2002	-	$ -	$ -	$ -

Issuance of common stock
for cash at $.002	2,500,000	2,500	2,500	-

Issuance of common stock
for cash at $.50	314,000	314	156,686	-

Net operating loss for
the year ended
December 31, 2002	-	-	-	(11,450)

Issuance of common stock
for cash at $.50	142,000	142	70,858	-

Net operating loss for
the year ended
December 31, 2003	-	-	-	(38,253)

Issuance of common stock
for cash at $.50	82,400	82	41,118	-

Net operating loss for
the year ended
December 31, 2004	-	-	-	(151,929)

Capital contributions	-	-	360	-

Issuance of comon stock
for cash at $.50 -
September 2005	21,000	21	10,479	-

Net operating loss for
the year ended
December 31, 2005	-	-	-	(55,621)

Balance December 31, 2005	3,059,400	3,059	282,001	(257,253)

Capital contributions	-	-	140	-

Net operating loss for
the year ended
December 31, 2006	-	-	-	(75,934)

Balance December 31, 2006	3,059,400	$ 3,059	$ 282,141	$ (333,187)

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
And the Period July 15, 2002 (Date of Inception) to December 31, 2006

			Inception
			to
	Dec 31,	Dec 31,	Dec 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net Loss	$ (75,934)	$ (55,621)	$ (333,187)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	376	94	470
Changes in Inventory	5,940	4,960	(4,300)
Changes in Accounts Payable	(975)	(1,115)	-
Realized loss in available-for -sale securities	-	37,500	-
Net Cash provided from (used in) Operating Activities	(70,593)	(14,182)	(337,017)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	(1,131)	(1,131)
Sale available-for-sale securities	-	20,000	-
Net Cash from (used in) Investing Activities	-	18,869	(1,131)

Cash Flows From Financing Activities:
Contributions to capital	140	360	500
Proceeds from notes payable	52,920	-	52,920
Proceeds from issuance of common stock	-	10,500	284,700
Net Cash provided from (used in) Financing Activities	53,060	10,860	338,120

Net (Decrease) Increase In Cash	(17,533)	15,547	(28)

Cash at Beginning of Period	17,505	1,958	-

Cash at the End of Period	$ (28)	$ 17,505	$ (28)

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

==============================================================================

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name "North American Marketing Corporation".  On March 25, 2004 the Company changed it domicile to the state of Nevada in connection with a name change to "Elite Artz, Inc."  and the addition of authorized preferred stock of 20,000,000 shares with a par value of $.001. The terms of the preferred stock have not been determined by the board of directors of the Company.  There are no preferred shares issued.

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

December 31, 2006

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

On December 31, 2006, the Company had a net operating loss available for carry forward of $333,187.  The tax benefit of approximately $99,956 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2027.

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

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2006

==============================================================================

3.  NOTES PAYABLE

During the year ended December 31, 2006 a non-related party made two no interest loans to the Company for a total of $8,920 payable on December 31, 2007 The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the notes shall be converted into 90,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

During the year ended December 31, 2006 a non-related party made two no interest loans to the Company for a total of $41,000 payable on December 31, 2007 The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the notes shall be converted into 820,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

During the year ended December 31, 2006 a non-related party made a no interest loan to the Company for $3,000 payable on December 31, 2007. The note is convertible at the option of the holder anytime after December 31, 2007 but no later than December 31, 2008 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the note shall be converted into 30,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2008.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,038,400 common shares for $284,700.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer-director has acquired 66% of the outstanding common stock of the Company.

6.  SUBSEQUENT EVENTS

On February 16, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL (collectively, the “Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, Elite Artz (“ELTZ”) shall acquire a 100% ownership interest in WISHTOP and a 100% ownership interest in GRACE WELL from their respective Shhareholders.  Consideration to be paid by ELTZ to the Shareholder shall be a total of 93,881,200 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in each of WISHTOP and GRACE WELL. The Exchange shall take place according to the terms of the Share Exchange Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares and after effecting a two for one forward split, ELTZ shall have a total of approximately 100,000,000 shares of its common stock issued and outstanding. The Share Exchange Agreement will close subject to the provisions and conditions of the Share Exchange Agreement and the discretion of the parties.  Upon closing of these transactions, a change of control of the Company will occur.  Notice of the proposed transaction has been reported on Form 8-K. As of the date of this report the transactions set forth in the Share Exchange Agreement have not yet closed.

After the contemplated transaction closes the Company’s new management will have 94% of the total issued and outstanding shares and intends to pay off its notes payable through contributions made by new shareholders interested in assisting the Company in its future plans. The effect of this transaction would be to eliminate $52,920 in debt and increase additional paid-in capital by the same amount.

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended December 31, 2006, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

ITEM 8B:

 OTHER INFORMATION

Subsequent to our year-end, we filed the following 8K’s related to a series of transactions which ultimately will result in a change of control and change in our business operations.

On February 13, 2007 we filed a Form 8K regarding the following items:

•

the entry into a Stock Purchase Agreement with certain purchasers whereby 2,838,500 shares of our common stock  were to be sold by certain of our shareholders to those purchasers;

•

a change in control; and

•

the election of Wong Nga Leung to our Board of Directors.

The 2,838,500 shares have been transferred effecting a change in control and Mr. Wong has now been elected to our Board of Directors.

On February 16, 2007, we filed a Form 8K regarding a Share Exchange Agreement (the “Share Exchange Agreement”) with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL. Under the terms of the Share Exchange Agreement, Elite Artz will acquire a 100% ownership interest in WISHTOP and a 100% ownership interest in GRACE WELL from their respective shareholders. Consideration to be paid by us to the shareholders will be 93,881,200 shares of our common stock for which we will receive 100% of the ownership interests in each of WISHTOP and GRACE WELL. The share exchange will be effected in accordance with the terms of the Share Exchange Agreement and applicable law.  Immediately following completion of the share exchange transaction, and after effecting a two for one forward split, we will have approximately 100,000,000 shares of common stock issued and outstanding. The Share Exchange Agreement will close subject to the provisions and conditions of its terms and in the discretion of the parties.

As of the date of this report the transactions set forth in the Share Exchange Agreement have not yet closed.  After the contemplated transaction closes new management will have 94% of the total issued and outstanding shares. Elite also intends to pay off outstanding notes in the amount of $52,920 through contributions made by new shareholders interested in assisting us in our future plans.

PART III

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position Held	Director Since
David Miles Oman	53	Director, CFO, CEO, Treasurer, President	January 30, 2006*
Wong Nga Leung	28	Director	February 13, 2007

*    David Miles Oman became our sole director on January 30, 2006 upon the resignation of David      and Stephen Cartisano

Background and Business Experience

The following is biographical information regarding each of our directors including Mr. Leung who was elected to the our Board of Directors subsequent to our December 31, 2006 year end:

DAVID MILES OMAN - Since 2005 through the current date, Mr. Oman has served as Vice president of The Love Bundle, an internet gift service as well as an executive of Monarch Health Systems.  Since 1991 he has also been a direct distributor of Quixtar-Amway International.  From 1988 through 2005 he was a substitute teacher for Jordan School District in Utah. He has also served as a Field Director for the US Census Bureau and a Field Underwriter for both Massachusetts Mutual where he was a Quota Buster Award winner and Utah Farm Bureau where he was a President’s Award winner. He is a volunteer instructor for the American Red Cross and a Salt Lake Central City Community Council representative.  He attended both Brigham Young University, Provo, Utah and Big Bend College of Moses Lake, Washington where he studied languages and musical theater.

WONG NGA LEUNG – During 2005 and 2006, Mr. Wong served in a corporate finance firm in Hong Kong where he was responsible of legal, accounting and corporate finance. From 2003 to 2005, he was an analyst for the State Street Bank and Trust Company also in Hong Kong.  He holds a Bachelors Degree in Commerce from the University of New South Whales, Sydney, where he majored in actuarial studies and finance.  He also has a Masters Degree in Fund Management from that same university. Mr. Wong is a member of the CFA Institute and also a Chartered Financial Analyst.

Involvement in Other Public Companies

Neither of our directors are directors of other public companies.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2006, we believe that all required forms were filed timely.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was filed as an exhibit to our 10-KSB for the year ended December 31, 2005.

No Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•

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

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor  offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Corporate Governance

Nominating Committee

We do not have a standing nominating committee or a committee performing similar functions nor do we have any procedures in place by security holders may recommend nominees to board of directors. (407c3)

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation

No compensation was paid to our management for the year ended December 31, 2006.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Outstanding Equity Awards

None

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of March 1, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 3,059,400 shares of common stock outstanding at that date.

CERTAIN BENEFICIAL OWNERS

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership

Percentage of Class

Canary Global Investments Inc.

300,000

9.81%

RM 12 Dollar Bay Court

Lawn House Close

London UK

IBroader Developments Limited

411,600

13.45%

Flat G, 8/FL Tower 3 Waterfront 1

Austin, West TST

Hong Kong

IPacific Asset Management Limited

1,184,400

38.71%

Rm 06, 35/FL Edinburgh Tower

Than Landmark

Central

Hong Kong

Sze Tang Li

300,000

9.81%

Flat G, 8/FL Tower 3

The Waterfront 1 Austin Rd

West TST

Hong Kong

Profit Smooth Enterprises Limited

180,000

5.88%

RM 06, 35/FL Edinburgh Tower

The Landmark

Central

Hong Kong

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, March 1, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 3,059,400 shares of common stock outstanding at that date.

MANAGEMENT

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership

 Percentage of Class

David Miles Oman (1)

2,500

*

Wong Nga Leung (2)

0

0

Officers and directors as a group

2,500

*

(2 persons)

      *

less than 1%

(1)

As of our year end David Miles Oman owned 2,000,000 shares.   Subsequent to our year end, 1,197,500 shares were sold by him under a share purchase agreement .

(2)

Became a director subsequent to our year end; he owns no shares of this date.

Changes in Control

A change of control was effected on or about February 13, 2007 upon the sale of 2,838,500 shares of commons stock by existing shareholders to 7 shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

•

On January 30, 2006, David Cartisano and Stephen Cartisano who were our officers and directors through that date, sold a total of 2,292,500 of their shares of common stock of Elite Artz to four individuals.  David Cartisano sold 1,150,000 shares and Stephen Cartisano sold 1,142,500 shares.  The purchasers of these shares were: David Oman (2,000,000 shares); Trenton Schoppe (142,500 shares); Thomas Howells (50,000 shares); and William Stoddard (100,000 shares).  The total consideration for these shares was $10,000.  The source of this consideration was the personal funds of the purchasers. David Oman acquired approximately 66% of the Elite and became our sole director, CEO, CFO, President and Treasurer at that date.

•

Subsequent to our year end, on February 12, 2006, David Miles Oman, our sole director at the time, disposed of 1,997,500 of his shares pursuant to a share purchase agreement; other of our shareholders participated in the transaction bringing the total shares sold by the selling shareholders to 2,838,500. The shares were purchased by 7 individuals/entities for aggregate consideration of $367,080.  Mr. Wong became a director of Elite at that date.  See “Certain Beneficial Owners” on p. 28 for a list of those entities which became 5% or more shareholders as a result of the transaction.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We believe David Miles Oman who acted as a director from January 2006 through the date of this report and Wong Nga Leung who became a director subsequent to the date of this report are both independent directors as defined under NASD Rule 4200(a)(15).

ITEM 13:

EXHIBITS

2.1

Form of Stock Purchase Agreement dated February 13, 2006(1)

2.2

Share Exchange Agreement dated February 16, 2007 (2)

3.1.1

Articles of Incorporation Elite Artz (3)

3.1.2

Articles of Merger (3)

   3.2

By-laws (3)

 10.1

Convertible Note - $2,537(4)

10.2

Convertible Note - $6,383 (4)

10.3

Convertible Note - $25,000(5)

10.4

Convertible Note - $20,000(5)

10.5

Convertible Note - $3,000(7)

14.1

Code of Ethics (6)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003(67

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1)

Filed as part or our Form 8K Current Report on February 13, 2006

(2)

Filed as part of our Form 8K Current Report on February 16, 2006

(3)

Filed as part of our initial registration on Form SB-2 with the Securities and Exchange Commission on December 23, 2004

(4)

Filed with our Form 10-QSB Quarterly Report for June 30, 2006 with the Securities and Exchange Commission on August 10, 2006

(5)

File with our Form 10QSB Quarterly Report for September 30, 2006

(6)

Filed with our Form 10KSB for December 31, 2005 on March 27, 2007

(7)

Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,110 for December 31, 2005 and $3,100 for December 31, 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended December 31, 2006 and 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $970 for fiscal year ended December 31, 2005 and $910 for fiscal year ended December 31, 2006 and consisted of tax preparation services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007

 ELITE ARTZ, INC.

By:   /s/David Miles Oman

David Miles Oman

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007

/s/ David Miles Oman

David Miles Oman

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

/s/ Wong Nga Leung

Wong Nga Leung

Director

31