Form 10QSB
period 2007-03-31
Elite Artz, Inc
filed 2007-05-21
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Yes [  ]   No [X]

APPLICABLE TO CORPORATE ISSUERS:

As of   May 18, 2007 the issuer had 3,059,400 shares of common stock outstanding

Transitional Small Business Disclosure Format (Check one): YES [  ]   NO [X}

TABLE OF CONTENTS

PART I

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis

10

Item 3.  Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders.

14

Item 5.  Other Matters.

15

Item 6.  Exhibits.

16

SIGNATURES

17

PART I

Item 1.  Financial Statements

ELITE ARTZ, INC.

(A Development Stage Company)

Unaudited Financial Statements

March 31, 2007

ELITE ARTZ, INC.
(A Development Stage Company)
BALANCE SHEETS

	Mar. 31	Dec. 31,
	2007	2006
ASSETS	(Unaudited)

Current Assets
Inventory - for resale	$-	$4,300
Total Current Assets	-	4,300

Fixed Assets:
Office Equipment - net of accumulated depreciation	-	661

	$-	$4,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$-	$28
Notes Payable	-	52,920

Total Current Liabilities	-	52,948

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized at $0.001 par value;
none issued	-	-
Common Stock
50,000,000 shares authorized at $0.001 par value;
3,059,400 shares issued and outstanding	3,059	3,059
Capital in excess of par value	282,141	282,141
Deficit accumulated during the development stage	(285,200)	(333,187)

Total Stockholders' Equity (Deficit)	-	(47,987)

	$-	$4,961

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
And the Period July 15, 2002 (Date of Inception) to March 31, 2007
(Unaudited)
			Inception
	For the Three Months Ended		to
	Mar. 31,		Mar. 31,
	2007	2006	2007

Sales	$500	$5,000	$263,789

Cost of Sales	4,300	3,000	249,746

Groff Profit (Loss)	(3,800)	2,000	14,043

Expenses
Sales & Marketing	-	2,463	49,216
Depreciation	-	94	470
General & Administrative	472	24,634	209,316
Total Expenses	472	27,191	259,002

Net Operating Loss	(4,272)	(25,191)	(244,959)

Other Income (Expense)
Debt forgiveness	52,920	-	52,920
Loss on sale of assets	(661)	-	(661)
Realized loss in available
for-sale securities	-	-	(92,500)
Total Other Income(Expense)	52,259	-	(40,241)

Net Income (Loss)	$47,987	$(25,191)	$(285,200)

Net Income (Loss) Per Common Share
Basic	$0.02	$(0.01)

Average Outstanding Shares
Basic (stated in 1,000's)	3,059	3,045

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
And the Period July 15, 2002 (Date of Inception) to March 31, 2007
(Unaudited)
			Inception
	For the Three Months Ended		to
	Mar. 31,		Mar. 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$47,987	$(25,191)	$(285,200)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	94	470
Changes in Inventory	4,300	3,000	-
Changes in Accounts Payable	-	5,097	-
Net Cash provided from (used in) Operating Activities	52,287	(17,000)	(284,730)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	-	(1,131)
Disposition of Office Equipment	661	-	661
Net Cash from (used in) Investing Activities	661	-	(470)

Cash Flows From Financing Activities:
Contributions to capital	-	-	500
Proceeds from notes payable	-	-	52,920
Notes payable - debt forgiven	(52,920)	-	(52,920)
Proceeds from issuance of common stock	-	-	284,700
Net Cash provided from (used in) Financing Activities	(52,920)	-	285,200

Net (Decrease) Increase In Cash	28	(17,000)	-

Cash at Beginning of Period	(28)	17,505	-

Cash at the End of Period	$-	$505	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

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

March 31, 2007

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

On March 31, 2007, the Company had a net operating loss available for carry forward of $285,200.  The tax benefit of approximately $85,560 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2027.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Inventory

Inventory consisted of oil paintings and framed matted prints ready for sale and was stated at the lower of cost or market, which was determined on an individual basis.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2007

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

On February 12, 2007 all of the notes were paid and  forgiven pursuant to the terms of the Share Exchange Agreement with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL.  In connection with the payment of and forgiveness of the notes, all of the conversion rights associated with the notes were cancelled.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,038,400 common shares for $284,700.

5.  SUBSEQUENT EVENTS

On April 4, 2007, the Company closed the transaction set forth in  the Share Exchange Agreement (the “Share Exchange Agreement”) with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL (collectively, the “Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Company has acquired a 100% ownership interest in WISHTOP and a 100% ownership interest in GRACE WELL from the shareholders.

Consideration, which as of the date of this report has not been paid by Elite Artz to the Shareholders, consists of a total of 93,881,200 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in each of WISHTOP and GRACE WELL. The Exchange took place according to the terms of the Share Exchange Agreement and in accordance with applicable law.  Following the issuance of the Exchange Shares, and the completion of a two-for-one forward split that is currently in progress, the Company will have a total of approximately 100,000,000 shares of its common stock issued and outstanding.

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

General

We are a development stage company founded in July of 2002 as Elite Artz, Inc., a Nevada corporation. We were organized for the purpose of direct marketing

▪

fine-quality original oil paintings,

▪

framed and matted prints by well-known artists, and

▪

specialty fine art collections

to hospitals, corporations, colleges and private individuals at affordable prices. Although we have conducted operations since then, we have limited revenues and have operated at a loss. During our first quarter of 2007, we entered into various agreements which will ultimately result in a change in control, the acquisition of two subsidiaries and a change in our business direction. See “Item 5. Other Matters.” for further discussion.

The following discussions are based on the financial statements for the three months ended March 31, 2007 for Elite Artz, Inc and are based on the existing operations during that quarter which were discontinued during the quarter.   The following discussions are a summary and should be read in conjunction with the financial statements and notes thereto, included with this report in “Item 1. Financial Statements.”

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

Results of Operations

The following discussions are based on the financial statements for the three months ended March 31, 2007 and statements, and notes thereto, included with this report in ITEM I, Part 1, above.

Comparison of 2007 and 2006 First Quarter Operations

	March 31, 2007	March 31, 2006
Sales	$ 500	$ 5,000
Cost of sales	4,300	3,000
Gross profit (loss)	(3,800)	3,000
Total operating expenses	472	27,191
Loss from operations	4,272	25,191
Other Income	52,259	-
Net income (loss)	47,987	(25,191)
Net income (loss) per share	0.02	(0.01)

Revenues and Cost of Revenues

Revenues are achieved through sales of our artwork inventory. Sales of our artwork inventory for our three months ended March 31, 2007 resulted in revenues of $500, far less than the first quarter revenues last year of $5,000. Lack of revenues in this year’s first quarter is a result of the winding up of our artwork sales business in anticipation of the completion of our acquisition transactions by the end of the first quarter.   Costs of this year’s first quarter sales were $4,300, $1,300 higher than the cost of our last year’s first quarter sales.  This resulted in a gross loss of $3,800 compared to a $2,000 profit last year.  We suffered a loss on sales this year due to the discounted sale of artwork inventory.  Our overall sales since inception are $263,789, with a gross profit of $14,043.

Operating Expenses/Net Income

We had only $472 in expenses for our quarter ended March 31, 2007, all in the general and administrative category, compared to $27,191 we spent in the three months ended March 31, 2006 which consisted of $2,463 in sales and marketing, a $94 depreciation expense, and $24,634 in general and administrative expenses.  Our higher expenses during the first quarter of 2006 were a result of management’s efforts to both increase sales and analyze our market potential. We also rented office space in Salt Lake City, Utah, for both sales and administrative work and to store our artwork inventory which was month to month at a cost of $2,500. We conducted minimal operations during the first quarter this year in preparation of the closing of our acquisition transaction.

Other Income

During our first quarter we had other income of $52,259 which consisted of the forgiveness of $52,920 in debt as part of close of our acquisition transaction (which was consummated subsequent to the quarter end) and a $661 loss on the sale of office equipment.  There was no comparable other income or losses during our first quarter of last year.

Net Income (Loss)

Our net income for the three months ended March 31, 2007 was $47,987; we suffered a net loss in the comparative period last year of $25,191 when operating expenses were not sufficient to offset minimal revenues. This year the forgiveness of $52,920 in debt resulted in a net income to Elite during the quarter.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2007

Summary Balance Sheet as of March 31, 2007

Total Current Assets	$ -
Net Fixed Assets	-
Total Assets	-
Total Liabilities	-
Accumulated Deficit	(285,200)
Total Stockholders Deficit	-

We have no assets and no liabilities as of March 31, 2007. We sold our remaining artwork inventory and $52,920 in debt was forgiven as part of management’s efforts to wind down our existing operations as part of our transition into new operations which will take place in the next quarter.

Cash Flows from Operations

Operations provided $52,287 during our three months ended March 31, 2007 compared to cash used in operations of $17,000 during the same three months in 2006.

Investing Activities

We had no investing activities during the first quarter of 2007 except the disposition of $661 of office equipment; during the prior year’s first quarter we had no investing activities.

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

During this first quarter, we satisfied each of the above referenced convertible notes as part of the transaction discussed below in “Acquisition of Subsidiaries through Issuance of Common Stock” which resulting in the elimination of $52,920 in debt and increase paid in capital by that same amount.

Last year we had no financing activities during our first quarter.

Acquisition of Subsidiaries through Issuance of Common Stock

We are funding the acquisition of two subsidiaries through the issuance of common stock.  On February 12, 2006, we completed a stock purchase agreement whereby certain shareholders of Elite sold an aggregate of 2,838,500 of their Elite common shares to certain purchasers effecting a change in control.  On February 16, 2006, we executed a Share Exchange Agreement with the shareholders of Wishtop Group Limited and Grace Well Holdings Limited which will ultimately result in Wishtop and Grace Well becoming subsidiaries of Elite.  The transaction contemplates the issuance of an aggregate of 93,881,200 of our common shares for 100% ownership interest in the two entities The shares will be issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.   As of the date of this report the shares had not been issued although we closed the transaction on April 4, 2007. Several actions subsequent  remain to be completed.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Matters.

Current Reports on Form 8-K: During the quarter covered by this report, we filed the following 8K’s related to a series of transactions which ultimately will result in a change of control, the acquisition of two wholly owned subsidiaries and a change in our business operations.

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

On February 16, 2007, we filed a Form 8K regarding a Share Exchange Agreement (the “Share Exchange Agreement”) with Wishtop Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL. Under the terms of the Share Exchange Agreement, Elite Artz will acquire a 100% ownership interest in WISHTOP and a 100% ownership interest in GRACE WELL from their respective shareholders. Consideration to be paid by us to the shareholders will be 93,881,200 shares of our common stock for which we will receive 100% of the ownership interests in each of WISHTOP and GRACE WELL. The share exchange will be effected in accordance with the terms of the Share Exchange Agreement and applicable law.  Immediately following completion of the share exchange transaction, and after effecting a two for one forward split, we will have approximately 100,000,000 shares of common stock issued and outstanding. The Share Exchange Agreement will close subject to the provisions and conditions of its terms and in the discretion of the parties

Subsequent to the first quarter end, on April 4, 2007, we reported the consummation of the various transactions set forth in the Share Exchange Agreement although we have not completed all of the actions subsequent required to complete the transaction. Once this occurs, new management will have 94% of the total issued and outstanding shares and GRACEWELL  and WISHTOP will be wholly owned subsidiaries of Elite.,

Additional information: On February 12, 2007, David Miles Oman submitted his resignation in his capacity of President and Chief Executive, Financial and Accounting Officer.  Our Board of Directors has accepted his resignation. Wong Nga Leung, who became a director on February 13, 2007, has been appointed as the Company’s Chief Executive and Financial Officer.

Item 6.  Exhibits.

2.1

Form of Stock Purchase Agreement dated February 13, 2006(1)

2.2

Share Exchange Agreement dated February 16, 2007 (2)

3.1.1

Articles of Incorporation Elite Artz (3)

3.1.2

Articles of Merger (3)

   3.2

By-laws (3)

 10.1

Convertible Note - $2,537(4)

10.2

Convertible Note - $6,383 (4)

10.3

Convertible Note - $25,000(5)

10.4

Convertible Note - $20,000(5)

10.5

Convertible Note - $3,000(6)

31.2

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.3

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003 (7)

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

(3)

Filed as part of our initial registration on Form SB-2 with the Securities and Exchange Commission on December 23, 2004

(4)

Filed with our Form 10-QSB Quarterly Report for June 30, 2006 with the Securities and Exchange Commission on August 10, 2006

(5)

File with our Form 10QSB Quarterly Report for September 30, 2006 on November 1, 2006

(6)

Filed with our Form 10KSB for December 31, 2006 on March 30, 2007

(7)

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE ARTZ, INC.

(Registrant)

Dated: May 21, 2007

By:  /s/ Wong Nga Leung

Wong Nga Leung

President/Chief Executive and Financial

Officer/Chief Accounting Officer/Director