Form 10QSB
period 2007-06-30
Elite Artz, Inc
filed 2007-08-10
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

(702) 655-3591

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   YES   ☑      NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☑

APPLICABLE TO CORPORATE ISSUERS:

As of August 1, 2007 the issuer had 6,118,800 shares of common stock outstanding

Transitional Small Business Disclosure Format (Check one): YES  ☐     NO  ☑

TABLE OF CONTENTS

PART I

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis

10

Item 3.  Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders.

14

Item 5.  Other Matters.

15

Item 6.  Exhibits.

16

SIGNATURES

17

PART I

Item 1.  Financial Statements

ELITE ARTZ, INC.

(A Development Stage Company)

Unaudited Financial Statements

June 30, 2007

ELITE ARTZ, INC.
(A Development Stage Company)
BALANCE SHEETS

	Jun. 30	Dec. 31,
	2007	2006
ASSETS	(Unaudited)

Current Assets
Inventory - for resale	$-	$4,300

Total Current Assets	-	4,300

Fixed Assets:
Office Equipment - net of accumulated depreciation	-	661

	$-	$4,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$-	$28
Accounts Payable	15,839	-
Notes Payable	-	52,920

Total Current Liabilities	15,839	52,948

Stockholders’ Deficit
Preferred Stock
20,000,000 shares authorized at $0.001 par value;
none issued	-	-
Common Stock
50,000,000 shares authorized at $0.001 par value;
6,118,800 shares issued and outstanding	6,119	6,119
Capital in excess of par value	279,081	279,081
Deficit accumulated during the development stage	(301,039)	(333,187)

Total Stockholders' Deficit	(15,839)	(47,987)

	$-	$4,961

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
And the Period July 15, 2002 (Date of Inception) to June 30, 2007
(Unaudited)

	For the		For the		Inception
	Three Months Ended		Six Months Ended		to
	Jun. 30,		Jun. 30,		Jun. 30,
	2007	2006	2007	2006	2007

Sales	$-	$33,000	$500	$38,000	$263,789
Cost of Sales	-	9,121	4,300	12,121	249,746

Groff Profit (Loss)	-	23,879	(3,800)	25,879	14,043

Expenses
Sales & Marketing	-	3,500	-	5,963	49,216
Depreciation	-	94	-	188	470
General & Administrative	15,839	22,935	16,310	47,569	225,154
Total Expenses	15,839	26,529	16,310	53,720	274,840

Net Operating Loss	(15,839)	(2,650)	(20,110)	(27,841)	(260,797)

Other Income (Expense)
Debt forgiveness	-	-	52,920	-	52,920
Loss on sale of assets	-	-	(661)	-	(661)
Realized loss in available
for-sale securities	-	-	-	-	(92,500)
Total Other Income
(Expense)	-	-	52,259	-	(40,241)

Net Income (Loss)	(15,839)	(2,650)	32,149	(27,841)	(301,038)

Net Income (Loss)
Per Common Share
Basic & Diluted	$(0.00)	$(0.00)	$ 0.01	$(0.00)

Average Outstanding Shares
Basic & Diluted
(stated in 1,000's)	6,119	6,119	6,119	6,118

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
And the Period July 15, 2002 (Date of Inception) to June 30, 2007
(Unaudited)

			Inception
	For the Six Months Ended		to
	Jun. 30,		Jun. 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$32,149	$(27,841)	$(301,038)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	188	470
Changes in Inventory	4,300	5,500	-
Changes in Accounts Payable	15,838	2,029	15,838
Net Cash provided from (used in) Operating Activities	52,287	(20,124)	(284,730)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	-	(1,131)
Disposition of Office Equipment	661	-	661
Net Cash from (used in) Investing Activities	661	-	(470)

Cash Flows From Financing Activities:
Contributions to capital	-	140	500
Proceeds from notes payable	-	8,920	52,920
Notes payable - debt forgiven	(52,920)	-	(52,920)
Proceeds from issuance of common stock	-	-	284,700
Net Cash provided from (used in) Financing Activities	(52,920)	9,060	285,200

Net (Decrease) Increase In Cash	28	(11,064)	-

Cash at Beginning of Period	(28)	17,505	-

Cash at the End of Period	$-	$6,441	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name "North American Marketing Corporation".  On March 25, 2004, the Company changed it domicile to the state of Nevada in connection with a name change to "Elite Artz, Inc." and the addition of authorized preferred stock of 20,000,000 shares with a par value of $.001. The terms of the preferred stock have not been determined by the board of directors of the Company.  There are no preferred shares issued.

The Company was organized to engage in the business of direct marketing of fine quality original oil paintings, and framed and matted prints, by well-known artists, as well as specialty collections to hospitals, corporations, colleges and private individuals.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2007, the Company had a net operating loss available for carry forward of $301,039.  The tax benefit of approximately $90,312 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carry forward expires beginning in the years 2023 through 2028.

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

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2007

3.  NOTES PAYABLE

During the year ended December 31, 2006, a non-related party made two no interest loans to the Company for a total of $8,920 payable on December 31, 2007.  The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the notes shall be converted into 90,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

During the year ended December 31, 2006, a non-related party made two no interest loans to the Company for a total of $41,000 payable on December 31, 2007.  The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the notes shall be converted into 820,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2007.

During the year ended December 31, 2006, a non-related party made a no interest loan to the Company for $3,000 payable on December 31, 2007. The note is convertible at the option of the holder anytime after December 31, 2007 but no later than December 31, 2008 at a conversion price equal to the bid price of the Company’s stock, or in the event there is no bid price, then the note shall be converted into 30,000 shares of the Company’s common stock.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the conversion period on December 31, 2008.

On February 12, 2007, all of the notes and the underlying conversion rights were forgiven pursuant to the terms of the Stock Purchase Agreements entered into by and between certain shareholders and certain purchasers in private sale transactions.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,038,400 common shares for $284,700.

On May 24, 2007, the Company effected a 2 for 1 forward split of its common stock. This report has been retroactively adjusted to reflect the forward split.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2007

5.  MATERIAL EVENTS

On April 4, 2007, the Company closed a transaction set forth in a Share Exchange Agreement (the “Share Exchange Agreement”) with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL (collectively, the “Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Company acquired a 100% ownership interest in WISHTOP and a 100% ownership interest in GRACE WELL from the Shareholders.  Consideration consisted of 93,881,200 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in each of WISHTOP and GRACE WELL.  The Exchange took place according to the terms of the Agreement and in accordance with applicable law. Following the issuance of the Exchange Shares, the Company would have approximately 100,000,000 shares of its common stock issued and outstanding.

No shares were issued and on June 15, 2007, this Share Exchange Agreement was mutually rescinded.

On June 29, 2007, the Company closed a transaction as set forth in an Agreement with WISHTOP and Feng Di, the shareholder of WISHTOP (the “Shareholder”).  Pursuant to the terms of the Agreement, the Company acquired a 100% ownership interest in WISHTOP from the Shareholder.  Consideration to be paid to the Shareholder consists of 34,673,200 shares of the Company’s common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in WISHTOP. The Exchange took place according to the terms of the Agreement and in accordance with applicable law.  After the Exchange Shares are issued, the Company would have approximately 40,792,000 shares of its common stock issued and outstanding.

No shares were issued and on August 7, 2007, this Share Exchange Agreement was mutually rescinded.

6. GOING CONCERN

The Company intends to acquire interests in various business opportunities, which, in the opinion of management, will provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from an officer and equity funding which will enable the Company to operate for the coming year.

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

General

We are a development stage company founded in July of 2002 as Elite Artz, Inc., a Nevada corporation. We were organized for the purpose of direct marketing

▪

fine-quality original oil paintings,

▪

framed and matted prints by well-known artists, and

▪

specialty fine art collections

to hospitals, corporations, colleges and private individuals at affordable prices. Although we have conducted operations since then, we had limited revenues and have operated at a loss. During the first six months of 2007, we entered into various agreements calculated to result in a change in control, the acquisition of a subsidiary(s) and a change in our business direction. These transactions have not been consummated although we discontinued our artwork sales operations at the end of our first quarter in anticipation of new operations. We also effected a 2 for 1 forward split of our common stock.  See “Item 5. Other Matters.” for further discussion.

The following discussions are based on the financial statements for the three and six months ended June 30, 2007 for Elite Artz, Inc.  These discussions and are based on the existing operations during that quarter, which were discontinued during the prior quarter.   The following discussions are a summary and should be read in conjunction with the financial statements and notes thereto, included with this report in “Item 1. Financial Statements.”

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

Results of Operations

The following discussions are based on the financial statements for the three and six months ended June 30, 2007 and statements, and notes thereto, included with this report in ITEM I, Part 1, above.

Comparison of 2007 and 2006 Second Quarter Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ -	$ 33,000	$ 500	$ 38,000
Cost of sales	-	9,121	4,300	12,121
Gross profit (loss)	-	23,789	(3,800)	25,879
Total operating expenses	15,839	26,529	16,310	53,720
(Loss) from operations	(15,839)	(2,650)	(20,110)	(27,841)
Other Income	-	-	52,259	-
Net income (loss)	(15,839)	(2,650)	32,149	(27,841)
Net income (loss) per share	(0.00)	(0.00)	0.01	(0.00)

Revenues and Cost of Revenues

Three months ended June 30, 2007 vs. 2006: Revenues are achieved through sales of our artwork inventory. We had no revenues in this year’s second quarter compared to our second quarter of 2006 when we posted $33,000 in revenues. Lack of revenues in this year’s second quarter is a result of the winding up of our artwork sales business in anticipation of the completion of our acquisition transactions.   Costs of this year’s first quarter sales were $-0- compared to the $9,121 cost of our last year’s second quarter sales which resulted in a gross profit of $23,879 in the second quarter of last year.

Six months ended June 30, 2007 vs. 2006: We had revenues of only $500 in this year’s first six-month period compared to $38,000 in revenues in that same six-month period last year. Costs of revenues for the six months ended June 30, 2007 were $4,300 for a gross loss of $3,800; cost of sales in the six months ended June 30, 2006 were $12,121 for a gross profit of $25,879 for the period.  Minimal revenues in the first six months of this fiscal year is a result of the winding up of our artwork sales business in anticipation of the completion of our acquisition transactions scheduled to close on or about the end of our second quarter.  We suffered a loss on sales this year due to the discounted first quarter sale of artwork inventory.  The acquisition transactions have not been successfully consummated.

Our overall sales since inception are $263,789, with a gross profit of $14,043.

Operating Expenses/Net Income

Three months ended June 30, 2007 vs. 2006 We had $ 15,839 in expenses for our quarter ended June 30, 2007, all in the general and administrative category, compared to $26,529 we spent in the three months ended June 30, 2006 which consisted of $3,500 in sales and marketing, a $94 depreciation expense, and $22,935 in general and administrative expenses.  Our higher expenses during the second quarter of 2006 were a result of management’s efforts to both increase sales and analyze our market potential. We also rented office space in Salt Lake City, Utah, to store our artwork inventory, which was month to month at a cost of $2,500.   This office space was also used for sales and administrative work.  We conducted minimal operations during the second quarter this year in preparation of the closing of our acquisition transaction, which has not been completed.

Six months ended June 30, 2007 vs. 2006 We had $16,310 in expenses during the six months ended June 30, 2007, most of which occurred during the second quarter, compared to expenses of  $53,720 in expenses during the six months ended June 30, 2006.  This year’s six-month period expenses were all in the general and administrative category compared to last year’s which consisted of nearly $6,000 in sales and marketing, a $188 depreciation expense and $47,569 in general and administrative expenses.  Higher expenses during the June 30, 2006 period ended were due to expenses associated with sales and marketing efforts as well as higher expenses associated with operations.  We conducted minimal operations in that period this year as we worked to complete our acquisition.

Other Income

We had no other income or expenses during the three months ended June 30, 2007 or 2006.  During the comparative six-month periods we had other income of $52,259 in our first quarter which consisted of the forgiveness of $52,920 in debt as part of close of our acquisition transaction which was scheduled to be consummated on or about our June 30, 2007 quarter end and a $661 loss on the sale of office equipment.  There was no comparable other income or losses during the first six months of last year.

Net Income (Loss)

We suffered a net loss in both the June 30, 2007 and 2006 three-month periods of $15,839 and $2,650, respectively.  When comparing the six-month periods ended, we had net income in the first six months ended June 30, 2007 of $32,149 compared to a net loss of $27,841 in the same period last year when operating expenses were not sufficient to offset revenues. This year the forgiveness of $52,920 in debt resulted in net income to Elite during the period.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2007

June 30, 2007
Total Current Assets	$ -
Net Fixed Assets	-
Total Assets	-
Total Liabilities	15,839
Accumulated Deficit	(301,039)
Total Stockholders Deficit	(15,839)

We have no assets and no liabilities as of June 30, 2007. We sold our remaining artwork inventory, and $52,920 in debt was forgiven as part of management’s efforts to wind down our existing operations as part of our transition into new operations which will take place in the next quarter.

Cash Flows from Operations

Operations provided $52,287 during our six months ended June 30, 2007 compared to cash used in operations of $20,124 during the same six months in 2006.

Investing Activities

We had no investing activities during the first six months of the 2007 fiscal year except the disposition of $661 of office equipment; during the prior year’s six month period we had no investing activities.

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

During our the six months ended June 30, 2007, we satisfied each of the above referenced convertible notes as part of the transaction discussed below in “Acquisition of Subsidiaries through Issuance of Common Stock” and under “Part II. Item 5. Other Matters” which resulted in the elimination of $52,920 in debt and an increase to paid in capital by that same amount.

During the same period last year, financing activities consisted of a contribution to capital of $140 and proceeds from two notes payable of $8,920,

Acquisition of Subsidiaries through Issuance of Common Stock

Various efforts calculated to result in the acquisition of a subsidiary(s) through the issuance of common stock during the six months ended June 30, 2007 have not been consummated.  (See “Part II, Item 5. Other Matters” for a detailed discussion.) We will likely fund future acquisitions with the issuance of our common stock

Off-Balance Sheet Arrangements

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

In addition, we have the following immediate and substantial risk:

We intend to acquire interests in various business opportunities and to this end have ceased conducting our artwork sales operations.  We have entered into two different transactions during the past 6 months, which have not been successfully consummated. We have no revenues and no working capital to pursue this effort, which raises substantial doubt about our ability to continue as a going concern.  Continuation as a going concern is dependent upon obtaining additional working capital and management has developed a strategy it believes will accomplish this objective through additional loans from an officer and equity funding which will enable us to operate for the coming year.  Management continues to pursue other business interests.

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Matters.

Forward Split or our Stock

On May 24, 2007, we effected a two for one (2 X 1) forward split of our common stock resulting in 6,118,800 shares issued and outstanding. We failed to file an 8K Current Report reporting the event.

Other Matters Reported During the Six Months Ended June 30, 2007 and Subsequent to that Date

First Quarter Ended March 31, 2007

Current Reports on Form 8-K: During our first quarter, we filed the following 8K’s related to a series of transactions calculated to result in a change of control, the acquisition of two wholly owned subsidiaries and a change in our business operations.

▪

On February 13, 2007 we filed a Form 8K regarding the entry into a Stock Purchase Agreement with certain purchasers whereby 2,838,500 shares of our common stock were sold by certain of our shareholders to those purchasers; a change in control; and the election of Wong Nga Leung to our Board of Directors.  Furthermore, $52,920 in debt represented by notes with underlying conversion privileges was forgiven as a result of this transaction.

▪

On February 16, 2007, we filed a Form 8K regarding a Share Exchange Agreement (the “Share Exchange Agreement”) with Wishtop Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL. Under the terms of the Share Exchange Agreement, Elite Artz would acquire a 100% ownership interest in both WISHTOP and GRACE WELL from their respective shareholders. Consideration to be paid by us to the shareholders was 93,881,200 shares of our common stock.

▪

On February 12, 2007, David Miles Oman submitted his resignation in his capacity of President and Chief Executive, Financial and Accounting Officer.  Our Board of Directors has accepted his resignation. Wong Nga Leung, who became a director on February 13, 2007, was appointed as the Company’s Chief Executive and Financial Officer.

Current Quarter Ended June 30, 2007 and Subsequent to that Date

Current Reports on Form 8K: During the current quarter ended June 30, 2007, and subsequent to that date, we filed the following reports on Form 8K reporting the close and subsequent rescission of the WISHTOP/GRACEWELL transaction, and a new transaction with WISHTOP as the sole party to the share exchange as well as its subsequent rescission.

▪

On April 4, 2007, we reported the completion of our acquisition of WISHTOP and GRACEWELL although various terms of the transaction remained incomplete.

▪

On June 15, 2007, we reported the mutual rescission of the WISHTOP/GRACEWELL transaction.

▪

On July 6, 2007, we reported the June 29, 2007 execution of a new share exchange agreement with WISHTOP.  Consideration to be paid by ELITE to the WISHTOP shareholders was 34,673,200 post-split shares of our common stock in exchange for the acquisition of 100% interest in WISHTOP resulting in a total of 40,792,000 of our common shares issued and outstanding.

▪

On July 24, 2007, we reported the resignation of Wong Nga Leung from his various positions with ELITE, and the appointment of Lau Hing Bun to serve as our sole director, CEO, CFO and President

▪

On August 8, 2007, we reported the mutual rescission of the WISHTOP transaction on August 7, 2007

Item 6.  Exhibits.

2.1

Form of Stock Purchase Agreement dated February 13, 2006, filed as part of Form 8-K Current Report on February 13, 2007

2.2

Share Exchange Agreement dated February 16, 2007, filed as part of Form 8K Current Report on February 16, 2007

2.3

Rescission Agreement dated June 15, 2007, filed as part of Form 8K Current Report on June 15, 2007

2.4

Share Exchange Agreement dated June 29, 2007, filed as part of Form 8K Current Report on June 29, 2007

2.5

Rescission Agreement dated August 7, 2007, filed as part of Form 8K Current Report on August 8, 2007

3.1.1

Articles of Incorporation Elite Artz (1)

3.1.2

Articles of Merger (1)

   3.2

By-laws (1)

 10.1

Convertible Note - $2,537(2)

10.2

Convertible Note - $6,383 (2)

10.3

Convertible Note - $25,000(3)

10.4

Convertible Note - $20,000(3)

10.5

Convertible Note - $3,000(4)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003 (Filed herewith)

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(1)

Filed as part of our initial registration on Form SB-2 with the Securities and Exchange Commission on December 23, 2004

(2)

Filed with our Form 10-QSB Quarterly Report for June 30, 2006 with the Securities and Exchange Commission on August 10, 2006

(3)

File with our Form 10QSB Quarterly Report for September 30, 2006 on November 1, 2006

(4)

Filed with our Form 10KSB for December 31, 2006 on March 30, 2007

(5)

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE ARTZ, INC.

(Registrant)

Dated: August 9, 2007

By:  /s/ Lau Hing Bun

Lau Hing Bun

President/Chief Executive a

and Financial Officer