Form 10QSB
period 2007-09-30
Elite Artz, Inc
filed 2007-11-06
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

☐

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

YES  ☐     NO  ☑

APPLICABLE TO CORPORATE ISSUERS:

As of November 1, 2007 the issuer had 6,118,800 shares of common stock outstanding

Transitional Small Business Disclosure Format (Check one): YES  ☐     NO  ☑

TABLE OF CONTENTS

PART I

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis

12

Item 3.  Controls and Procedures

17

PART II – OTHER INFORMATION

18

Item 3.  Defaults Upon Senior Securities

18

Item 4.  Submission of Matters to a Vote of Security Holders.

18

Item 5.  Other Matters.

18

Item 6.  Exhibits.

20

SIGNATURES

21

PART I

Item 1.  Financial Statements

ELITE ARTZ, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Balance Sheet

4

Statements of Operations for the three and nine months ended

September 30, 2007 and 2006 and for the period July 15, 2002

(Date of Inception) to September 30, 2007

5

Statements of Cash Flows for the nine months ended

September 30, 2007 and 2006 and for the period July 15, 2002

(Date of Inception)  to September 30, 2007

6

Notes to Financial Statements

7

ELITE ARTZ, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS	Sept. 30
2007
Current Assets
Cash	$-
Total Current Assets	-

$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$16,538
Advances-Related Party	675

Total Current Liabilities	17,213

Stockholders' Equity (Deficit)
Preferred Stock
20,000,000 shares authorized at $0.001 par value;
none issued	-
Common Stock
50,000,000 shares authorized at $0.001 par value;
6,118,800 shares issued and outstanding	6,119
Capital in excess of par value	279,081
Deficit accumulated during the development stage	(302,413)

Total Stockholders' Equity (Deficit)	(17,213)

$-

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
And the Period July 15, 2002 (Date of Inception) to September 30, 2007
(Unaudited)

	For the		For the		Inception
	Three Months Ended		Nine Months Ended		to
	Sep. 30,		Sep. 30,		Sep. 30,
	2007	2006	2007	2006	2007

Sales	$-	$7,411	$500	$45,411	$263,789

Cost of Sales		3,640	4,300	15,761	249,746

Groff Profit (Loss)	-	3,771	(3,800)	29,650	14,043

Expenses
Sales & Marketing	-	19,682	-	25,645	49,216
Depreciation	-	94	-	282	470
General & Administrative	1,375	26,047	17,685	73,616	226,529
Total Expenses	1,375	45,823	17,685	99,543	276,215

Net Operating Loss	(1,375)	(42,052)	(21,485)	(69,893)	(262,172)

Other Income (Expense)
Debt forgiveness	-	-	52,920	-	52,920
Loss on sale of assets	-	-	(661)	-	(661)
Realized loss in available
for-sale securities	-	-	-	-	(92,500)
Total Other
Income (Expense)	-	-	52,259	-	(40,241)

Net Income (Loss)	$(1,375)	$(42,052)	$30,774	$(69,893)	$(302,413)

Net Income (Loss)
Per Common Share
Basic & Diluted	$(0.00)	$(0.01)	$0.01	$(0.01)

Average Outstanding Shares
Basic & Diluted
(stated in 1,000's)	6,119	6,119	6,119	6,119

The accompanying notes are an integral part of these financial statements

ELITE ARTZ, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
And the Period July 15, 2002 (Date of Inception) to September 30, 2007
(Unaudited)

			Inception
	For the Nine Months Ended		to
	Sep. 30,		Sep. 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$30,774	$(69,893)	$(302,413)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	282	470
Changes in Inventory	4,300	2,140	-
Changes in Accounts Payable	16,538	1,040	16,538
Net Cash provided from (used in) Operating Activities	51,612	(66,431)	(285,405)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	-	(1,131)
Disposition of Office Equipment	661	-	661
Net Cash from (used in) Investing Activities	661	-	(470)

Cash Flows From Financing Activities:
Contributions to capital	-	140	500
Proceeds from notes payable	-	49,920	52,920
Advances-related party	675	-	675
Notes payable - debt forgiven	(52,920)	-	(52,920)
Proceeds from issuance of common stock	-	-	284,700
Net Cash provided from (used in) Financing Activities	(52,245)	50,060	285,875

Net (Decrease) Increase In Cash	28	(16,371)	-

Cash at Beginning of Period	(28)	17,505	-

Cash at the End of Period	$-	$1,134	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

 ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

September 30, 2007

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

On September 30, 2007, the Company had a net operating loss available for carry forward of $302,413.  The tax benefit of approximately $90,724 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2028.

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

September 30, 2007

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

On February 12, 2007 all of the notes and the underlying conversion rights were forgiven pursuant to the terms of the Share Exchange Agreement with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL.

4.  ADVANCES

During the period ended September 30, 2007, a director advanced funds for the payment of the Company’s expenses.

5.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 3,038,400 common shares for $284,700.

On May 24, 2007, the Company effected a 2 for 1 forward split of its common stock. This report has been retroactively adjusted to reflect the forward split.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2007

6.  MATERIAL EVENTS

On April 4, 2007, the Company closed the transaction set forth in the Share Exchange Agreement (the “Share Exchange Agreement”) with WISHTOP Group Limited (“WISHTOP”), Grace Well Holdings Limited (“GRACE WELL”), Cheung Kai, the shareholder of WISHTOP and Feng Di, the shareholder of GRACE WELL (collectively, the “Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Company has acquired a 100% ownership interest in WISHTOP and a 100% ownership interest in GRACE WELL from the Shareholders. Consideration, which as of the date of this report has not been paid by Elite Artz to the Shareholders, consists of a total of 93,881,200 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in each of WISHTOP and GRACE WELL. The Exchange took place according to the terms of the Share Exchange Agreement and in accordance with applicable law.  Following the issuance of the Exchange Shares, the Company will have a total of approximately 100,000,000 shares of its common stock issued and outstanding.  On June 15, 2007, this Share Exchange Agreement was mutually rescinded.

On June 29, 2007, the Company closed a transaction as set forth in an Agreement with WISHTOP and Feng Di, the shareholder of WISHTOP (the “Shareholder”).  Pursuant to the terms of the Agreement, the Company acquired a 100% ownership interest in WISHTOP from the Shareholder.  Consideration to be paid to the Shareholder consists of a total of 34,673,200 shares of the Company’s common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in WISHTOP. The Exchange took place according to the terms of the Agreement and in accordance with applicable law.  After the Exchange Shares are issued, the Company will have a total of approximately 40,792,000 shares of its common stock issued and outstanding.  The transaction has since been rescinded.

On October 1, 2007, the Company entered into an Agreement for Share Exchange (the “Agreement”) with Parkade International Limited, a British Virgin Islands holding company (“PARKADE”), and Clifford Manufacturing Co. Ltd., the sole shareholder of PARKADE (“CLIFFORD MANUFACTURING”).  PARKADE, through its wholly-owned subsidiary Guangzhou City Panyu Clifford Real Estate Company Limited, a company registered under the laws of the People’s Republic of China (“Guangzhou City Panyu”), owns certain real property located at Shawan, Panyu which totals approximately 800,000 square feet located in a real estate project known as Clifford Gardens (“Clifford Gardens”).  Clifford Gardens will consist of 18 blocks of high-rise residential buildings with a total saleable area of approximately 1,500,000 square feet.

Pursuant to the terms of the Agreement, ELITE shall acquire a 100% ownership interest in PARKADE from CLIFFORD MANUFACTURING.  Consideration to be paid by ELITE to CLIFFORD MANUFATURING shall be a total of 43,881,200 shares of its common stock and 5,000,000 share of its preferred stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in PARKADE. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, ELITE shall have a total of approximately 50,000,000 shares of its common stock issued and outstanding and 5,000,000 shares of its preferred stock issued and outstanding. Each share of preferred stock shall be initially convertible into ten (10) shares of common stock at the option of the holders, subject to the availability of the common stock, at any time and from time to time after the original issue date.  The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties.

ELITE ARTZ, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2007

7. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

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

The following discussions are based on the financial statements for the three and nine months ended September 30, 2007 for Elite Artz, Inc and are based on the existing operations during that quarter which were discontinued during the March 31, 2007 quarter ended.   The following discussions are a summary and should be read in conjunction with the financial statements and notes thereto, included with this report in “Item 1. Financial Statements.”

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

Results of Operations

The following discussions are based on the financial statements for the three and nine months ended September 30, 2007 and statements, and notes thereto, included with this report in PART I, Item 1, above.

Comparison of Three and Nine Months Ended September 30, 2007 and 2006 Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ -	$ 7,411	$ 500	$ 45,411
Cost of sales	-	3,640	4,300	15,761
Gross profit (loss)	-	3,771	(3,800)	29,650
Total operating expenses	1,375	45,823	17,685	99,543
(Loss) from operations	(1,375)	(42,052)	(21,485)	(69,893)
Other Income	-	-	52,259	-
Net income (loss)	(1,375)	(42,052)	30,774	(69,893)
Net income (loss) per share	(0.00)	(0.01)	0.01	(0.01)

Revenues and Cost of Revenues

Three months ended September 30, 2007 vs. 2006: Revenues are achieved through sales of our artwork inventory. We had no revenues in this year’s third quarter compared to our third quarter of 2006 when we posted $7,411 in revenues. Lack of revenues in this year’s third quarter is a result of the winding up of our artwork sales business in anticipation of the completion of our acquisition transactions.  Costs of this year’s third quarter sales were $-0- compared to the $3,640 cost of our last year’s third quarter sales which resulted in a gross profit of $3,771 in the third quarter of last year.

Nine months ended September 30, 2007 vs. 2006: We had revenues of only $500 in this year’s nine month period compared to $45,411 in revenues in that same nine month period last year. Costs of revenues for the nine months ended September 30, 2007 were $4,300 for a gross loss of $3,800; cost of sales in the six months ended September 30, 2006 were $15,761 for a gross profit of $29,650 for the period.  We had no revenues in the second and third quarters this year and only minimal revenues in the first quarter as a result of the winding up of our artwork sales business in anticipation of the completion of our acquisition transactions. We suffered a loss on sales this year due to the discounted first quarter sale of artwork inventory.   The acquisition transactions have not been successfully consummated.

Our overall sales since inception are $263,789, with a gross profit of $14,043.

Operating Expenses/Net Income

Three months ended September 30, 2007 vs. 2006 We had $1,375 in expenses for our quarter ended September 30, 2007, all in the general and administrative category, compared to $45,823 we spent in the three months ended September 30, 2006 which consisted of $19,682 in sales and marketing, a $94 depreciation expense, and $26,047 in general and administrative expenses.  Our higher expenses during the third quarter of 2006 were a result of management’s efforts to both increase sales and analyze our market potential. We also rented office space in Salt Lake City, Utah, for both sales and administrative work and to store our artwork inventory which was month to month at a cost of $2,500.  We did not have rent expenses in this years third quarter. We conducted minimal operations during the third quarter this year in preparation of the closing of our acquisition transaction which has not been completed.

Nine months ended September 30, 2007 vs. 2006 We had $17,685 in expenses during the nine months ended September 30, 2007, most of that occurring during the second quarter, compared to expenses of  $99,543 in expenses during the nine months ended September 30, 2006.  This year’s nine-month period expenses were all in the general and administrative category compared to last year’s which consisted of nearly $25,645 in sales and marketing, a $282 depreciation expense and $73,616 in general and administrative expenses.  Higher expenses during the September 30, 2006 period ended were due to expenses associated with sales and marketing efforts as well as higher expenses associated with operations.  We conducted minimal operations in that period this year as we worked to complete our acquisition.

Other Income

We had no other income or expenses during the three months ended September 30, 2007 or 2006.  During the comparative nine month periods we had other income of $52,259 in our first quarter which consisted of the forgiveness of $52,920 in debt as part of close of our acquisition transaction which was scheduled to be consummated subsequent to our June 30, 2007 quarter end and a $661 loss on the sale of office equipment.  There was no comparable other income or losses during the first six months of last year.

Net Income (Loss)

We suffered a net loss in both the September 30, 2007 and 2006 three-month periods of $1,375 and $42,052, respectively.  When comparing the nine month periods ended, we had net income in the first nine months ended September 30, 2007 of $30,774 compared to a net loss of $69,893 in the same period last year when revenues were not sufficient to offset operating expenses. This year the forgiveness of $52,920 in debt resulted in a net income to Elite during the period.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2007

September 30, 2007
Total Current Assets	$ -
Net Fixed Assets	-
Total Assets	-
Total Liabilities	17,213
Accumulated Deficit	(302,413)
Total Stockholders Deficit	(17,213)

We have no assets and no liabilities as of September 30, 2007. We sold our remaining artwork inventory, and $52,920 in debt was forgiven as part of management’s efforts to wind down our existing operations as part of our transition into new operations which will take place in the next quarter.

Cash Flows from Operations

Operations provided $51,612 during our nine months ended September 30, 2007 compared to cash used in operations of $66,431 during the same nine months in 2006.

Investing Activities

We had no investing activities during the first nine months of the 2007 fiscal year except the disposition of $661 of office equipment; during the prior year’s nine month period we had no investing activities.

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

During our the nine months ended September 30, 2007, we satisfied each of the above referenced convertible notes as part of the transaction discussed below in “Acquisition of Subsidiaries through Issuance of Common Stock” and under “Part II. Item 5. Other Matters” which resulted in the elimination of $52,920 in debt and an increase to paid in capital by that same amount.

During the same period last year, financing activities consisted of contribution to capital of $140 and proceeds from two notes payable of $49,920,

Acquisition of Subsidiaries through Issuance of Common Stock

Various efforts calculated to result in the acquisition of a subsidiary(s) through the issuance of common stock during the six months ended June 30, 2007 have not be consummated. (See “Part II, Item 5. Other Matters” for a detailed discussion.) We will likely fund future acquisitions with the issuance of our common stock

Off-Balance Sheet Arrangements

None.

Trends and Uncertainties

We wound down and discontinued our artwork sales operation in the first quarter of 2007 in preparation of new business operations.  As a result, we have the following immediate and substantial risk:

We intend to acquire interests in various business opportunities and to this end have ceased conducting our artwork sales operations.  We have entered into two different transactions during the past 9 months which have not been successfully consummated and a third transaction was entered into subsequent to the period of this report on October 1, 2007. We have no revenues and no working capital to pursue this effort which raises substantial doubt about our ability to continue as a going concern.  Continuation as a going concern is dependent upon obtaining additional working capital and management has developed a strategy which it believes will accomplish this objective through additional loans from an officer and equity funding which will enable us to operate for the coming year.  Management continues to pursue other business interests.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Matters.

Forward Split or our Stock

On May 24, 2007, we effected a two for one (2 X 1) forward split of our common stock resulting in 6,118,800 shares issued and outstanding. We failed to file an 8K reporting the event.

Other Matters Reported During the Nine Months Ended September 30, 2007

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

Second Quarter Ended June 30, 2007

Current Reports on Form 8K: During our second quarter ended June 30, 2007, we filed the following reports on Form 8K reporting the close and subsequent rescission of the WISHTOP/GRACEWELL transaction,

▪

On April 4, 2007 we reported the completion of our acquisition of WISHTOP and GRACEWELL although various terms of the transaction still remained incomplete.

▪

On June 15, 2007, we reported the mutual rescission of the WISHTOP/GRACWELL transaction

Current (Third) Quarter Ended September 30, 2007 and Subsequent

Current Reports on Form 8K:  During the current quarter, we reported a new transaction with WISHTOP as the sole party to the share exchange and the rescission of that transaction and a new acquisition transaction immediately subsequent to the end of the quarter:

▪

On July 6, 2007, we reported the June 29, 2007 execution of a new share exchange agreement with WISHTOP.  Consideration to be paid by ELITE to the WISHTOP shareholders is 34,673,200 post-split shares of our common stock in exchange for the acquisition of 100% interest in WISHTOP resulting in a total of 40,792,000 of our common shares issued and outstanding

▪

On July 24, 2007, we reported the resignation of Wong Nga Leung from his various positions with ELITE, and the appointment of Lau Hing Bun to serve as director, CEO, CFO and President

▪

On August 8, 2007, we reported the rescission of the transaction with WISHTOP in its entirety

▪

On September 28, 2007, our Board of Directors designated a series of preferred shares; the share designation was filed with our October 1, 2007 Current Report as an Exhibit A to the Exhibit 2.1 Share Exchange.  We have also filed it as an exhibit to this quarterly report

▪

On October 1, 2007, we reported the execution of new Agreement for Share Exchange between Elite and Parkade International Limited, a British Virgin Islands holding company (Parkade), and its sole shareholder, Clifford Manufacturing Co. Ltd. (Clifford). Under the agreement we will acquire 100% interest in Parkade from Clifford for 43,881,200 shares of common stock and 5,000,000 of our preferred shares. This will result in approximately 50,000,000 common shares outstanding and 5,000,000 outstanding preferred shares. Preferred shares will be initially convertible into 10 shares of common stock for each preferred share at the holder’s option and subject to availability.  Parkade, through its wholly owned subsidiary, Guangzhou City Panyu Clifford Real Estate Company Limited (a PRC company) owns real property in Shawan

Panyu totaling approximately 800,000 square feet in a real estate project known as Clifford Gardens.  Clifford Gardens will consist of 18 blocks of high-rise residential buildings with total saleable area of approximately 1,500,000 square feet

Item 6.  Exhibits.

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

2.3

Rescission Agreement dated June 15, 2007, filed as part of Form 8K Current Report on June 15, 2007

2.4

Share Exchange Agreement dated June 29, 2007, filed as part of Form 8K Current Report on June 29, 2007

2.5

Rescission Agreement dated August 7, 2007 filed as part of Form 8K Current Report on August 8, 2007

2.6

Agreement for Share Exchange dated October 1, 2007, filed as part of Form 8K Current Report on October 1, 2007.

3.1.1

Articles of Incorporation Elite Artz (1)

3.1.2

Articles of Merger (1)

3.2

By-laws (1)

4.1

Certificate of Designations of Preferences, Rights and Limitations of Series A

Preferred Stock (filed herewith)

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

Dated: November 6, 2007

By:  /s/ Lau Hing Bun

Lau Hing Bun

President/Chief Executive a

and Financial Officer

21