Form 10KSB
period 2007-12-31
Clifford China Estates Inc
filed 2008-04-01
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 000-52020

CLIFFORD CHINA ESTATES INC.
(Formerly Elite Artz, Inc.)

(Name of Small Business Issuer in Its Charter)

NEVADA	331013808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F, CHAI WAN INDUSTRIAL CITY, PHASE 2, 70 WING TAI ROAD, CHAI WAN, HONG KONG
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (+852) 2889-0183

Securities Registered Under Section 12(b) of the Exchange Act: None.

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 17, 2008 was $12,237,600.

As of March 31, 2008, the registrant had 50,000,000 shares of common stock ($0.001 par value) issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Forward-Looking Statements

In this annual report, references to “Clifford China,” “the Company,” “CLCE,” “we,” “us,” and “our” refer to Clifford China Estates Inc.

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. “Description of Business” and Item 6. “Management’s Discussion and Analysis,” including under the heading “Risk Factors” under Item 1A. The actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People’s Republic of China (“China” or “PRC”) and Hong Kong Dollar (HKD). For purposes of this annual report, a conversion rate of US$1.00 to RMB 7.603 and US$ 1.00 to HKD 7.800 were used. There is no assurance that RMB and HKD amounts could have been or could be converted into US dollars at such rate.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND RECENT DEVELOPMENTS

Clifford China Estates Inc. was originally incorporated under the laws of the State of Delaware on July 15, 2002 under the name “North American Marketing Corporation” with authorized capitalization of 50,000,000 shares of common stock with $0.001 par value. We were originally engaged in the direct marketing of fine quality original oil paintings and frame and matted prints by well-known artists as well as specialty collections to hospitals, corporations, colleges and private individuals. On March 25, 2004, we changed our domicile to the State of Nevada and changed our name to “Elite Artz, Inc.” (“Elite”) with the addition of authorized capitalization of 20,000,000 shares of preferred stock with $0.001 par value.

On February 16, 2007, Elite entered into a Share Exchange Agreement (the “Wishtop Grace Agreement”) with Wishtop Group Limited (“Wishtop”), Grace Well Holdings Limited (“Grace”), Cheung Kai, the shareholder of Wishtop and Feng Di, the shareholder of Grace. The transaction was closed on April 4, 2007 and Elite acquired a 100% ownership interest in Wishtop and a 100% ownership interest in Grace for a consideration of 93,881,200 shares of common stock. As a result of the transaction, a change of control was effected. Subsequently on June 15, 2007, Elite, Wishtop, Grace, Cheung Kai and Feng Di, entered into a Rescission Agreement and agreed to rescind the Wishtop Grace Agreement. As a result of the rescission, all issued shares were returned to Elite and all ownership of Wishtop and Grace was transferred to the original shareholders.

On June 29, 2007, Elite entered into and completed a Share Exchange Agreement (the “Wishtop Agreement”) with Wishtop and Cheung Kai. As a result, Elite acquired a 100% ownership interest in Wishtop for a consideration of 34,673,200 shares of common stock. As a result of the transaction, a change of control was effected. Subsequently on August 7, 2007, Elite, Wishtop and Cheung Kai entered into a Rescission Agreement and agreed to rescind the Wishtop Agreement. As a result of the rescission, all issued shares were returned to Elite and all ownership of Wishtop was transferred to the original shareholder.

On October 1, 2007, we entered into and completed an Agreement for Share Exchange (the “Clifford Agreement”) with Parkade International Limited, a British Virgin Islands holding company (“Parkade”), and Clifford Manufacturing Co. Ltd., the sole shareholder of Parkade (“Clifford Manufacturing”). Parkade, through its wholly-owned subsidiary Guangzhou City Clifford Development (Panyu) Company Limited, a company registered under the laws of the PRC (“Guangzhou City Panyu”), owns land use rights on certain real property located at Shawan, Panyu which totals approximately 800,000 square feet located in a real estate project known as “Clifford Garden” (“Clifford Garden”). At completion, Clifford Garden will consist of 24 blocks of high-rise residential buildings with a total saleable area of approximately 1,500,000 square feet. Guangzhou City Clifford Development (Panyu) Company Limited has been engaged in the preparation of the development of Clifford Garden since August 2004. Between August 2004 to September 2006, Guangzhou City Panyu was primarily focusing on the overall design and construction planning. Land formation was completed in May 2007 and construction started in July, 2007. It is estimated that construction will be completed by October 2008.

Pursuant to the terms of the Clifford Agreement, we acquired a 100% ownership interest in Parkade from Clifford Manufacturing for a total consideration of 43,881,200 shares of our Common Stock, par value $.001 per share (“Common Stock”) and 5,000,000 share of Series A Convertible Preferred Stock, par value $.001 per share (“Series A Preferred Stock”). Immediately following completion of the share exchange, we had a total of 50,000,000 shares of Common Stock issued and outstanding and 5,000,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is initially convertible into ten (10) shares of Common Stock at the option of the holder thereof, subject to the availability of the common stock, at any time and from time to time after the original issue date. As a result of the Parkade acquisition, we are now primarily engaged in the business of real estate development, including the development and sale of Clifford Garden.

On January 28, 2008, we formed a corporation under the laws of the State of Nevada with the name “Clifford China Estates Inc.” (“Merger Sub”) and on January 29, 2008, we acquired one thousand shares of Merger Sub’s common stock for cash. As such, Merger Sub became our wholly-owned subsidiary.

On January 31, 2008, Merger Sub was merged with and into us. As a result of the merger, our name was changed to “Clifford China Estates Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of Merger Sub then ceased. Clifford China Estates Inc. was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or the business.

BUSINESS OVERVIEW

Principal products and their markets

Our major business is residential community and estate development in the PRC. We mainly develop middle to high-end residential communities and estates composed of a mix of housing units such as villas and apartments in high-rise residential buildings on land on which we have acquired land use rights. We acquire land from the Chinese government through auction or direct negotiation. In addition to residential units, we also develop commercial areas for shops, car-parks and recreational and community facilities in our projects.

Our targeted customers are mainly individuals from the region where our projects are located, individuals from Hong Kong and foreign companies having offices in such region. These customers usually purchase our residential units as accommodations, vacation homes, investments or housing for employees.

Distribution methods of products

We have a dedicated sales team of 9 people as of March 17, 2008. The number of employees in the sales team will be subject to change as we approach the sales date of Clifford Garden. Our sales personnel are familiar with our property projects and relevant government regulations, overall market situation and local property market. Depending on specific projects, we may utilize different marketing approaches, including TV and radio commercials, newspaper advertisements, outdoor billboards and direct marketing to specific segments of the population. We not only have marketing campaigns locally in mainland China, but also spend resources to market our products in Hong Kong, where many people are familiar with the Clifford Group, an affiliate, and its products.

Current project

We are currently developing one property project named “Clifford Garden.” Clifford Garden consists of 24 blocks of high-rise residential buildings located at Shawan Town, Panyu District of Guangzhou City, Guangdong Province, PRC. The total site area of Clifford Garden is approximately 79,800 square meters. The total saleable area of residential and commercial units of Clifford Garden is 141,740 square meters and 6,680 square meters respectively. At completion, Clifford Garden will have 1,347 residential units, 41 stores and 1,055 parking spaces.

Construction of Clifford Garden (including the landscaping), began in May 2007 and is expected to be completed by October 2008 with a clubhouse expected to be completed at the same time. Substantially all of our construction work is performed by subcontractors. Subcontractors typically are retained for a specific project pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with the subcontractors and suppliers we use generally are negotiated for each project. We compete with other residential construction companies for qualified subcontractors, raw materials and lots in the markets where we operate. Although substantially all of the work on our current project is being performed by two specific contractors and their subcontractors, the Company does not believe that continuation of such work is dependent on the services of such contractors because the Company has relationships with many reputable contractors. We employ construction superintendents to monitor properties under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, and review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes.

The first phase of sales will begin in May 2008 and include approximately 300 residential units. Pre-sale permit for these first phase units will be obtained by mid-April and that for the remaining units is expected to be obtained by the end of June 2008. The sales schedule of the remaining units will largely follow the timing of the pre-sale permit. However, if there are reasons to believe that there will be substantially stronger demand and higher housing prices in the near future, we may save some units for sale later.

We have not identified any future projects yet, however, we are working on proposals for projects that are suitable to us and will utilize our competitive advantages.

Competition and our strategies

The real estate industry in China is highly competitive. Competitive factors include the size of land reserves and the geographical location, the types of properties offered, recognition by customers, brand creditworthiness, price and design qualities. Our existing competitors include major domestic state-owned and private property developers in China, and property developers from Hong Kong and elsewhere in Asia. A number of our competitors have greater financial, marketing, land and other resources than we have, as well as greater economies of scale and more established relationships in certain markets. We believe our principal competitors in the regions in which we operate include:

•
Country Garden Holdings Company Limited, a major integrated property developer based in Guangdong, PRC. Its integrated business includes construction, fitting, project development, property management. It has similar products including, but not limited to, apartment buildings. It has a strong presence in Guangdong where we are based and one of the largest land banks amongst mainland real estate developers.

•
China Vanke Co., Ltd., a leading real estate developer in China. It was founded in 1984 and has built up its scale of operation and market capitalization to one of the largest amongst mainland China developers. China Vanke owns a piece of land next to our Clifford Garden project and has started construction. However, Clifford Garden will be on sale before the completion of the China Vanke project.

•
Agile Property Holdings Limited, a Guangdong-based major developer. It owns a diversified property portfolio in many major cities all over China. In the first half of 2007, its total land bank grew more than 50%. It is also aggressively growing other businesses including hotels. Its strong presence and reputation in our home territory makes it a strong competitor of ours.

Our business strategy is to develop housing projects in developing cities which have increasing demand for high-quality housing, such as Huadu and Zhaoqing of Guangdong Province. We will either purchase land for development, or acquire housing projects from local governments for the development of large-scale community residential projects on barren land, which is low in cost.

Our company’s current strategy aims to develop properties from raw land or acquired projects, and sell finished products to our customers. At this time, we do not invest in any real estate assets primarily for possible capital gain or rental income. However, we may plan to do so in the future depending on market situation.

Our management has experience in developing large-scale residential communities. Our CEO, Mr. Clifford Lun Kee Pang, is also the founder, CEO and majority shareholder of Clifford Group. With over 19 years of experience and presence in Guangdong Province, Clifford Group is one of the earliest developers in the region. Clifford Group has developed a number of residential communities in Guangdong Province including Clifford Bayview and Clifford Estates, which is one of the largest private residential communities in China. Clifford Bayview and Clifford Estates have combined population of more than 100,000 and approximately 40,000 housing units. Clifford Estates not only consists of housing units, but also hospital and clinic, schools, private bus services, restaurants, a club house, household service centers, a hotel and a service apartment. The Company believes that management’s relationship and experience with Clifford Group, will enhance the Company’s reputation.

Sources and availability of raw materials and principal suppliers

Generally, the construction materials used in our operations, which include, among other things, concrete, steel and tiles are readily available from numerous sources. Building materials are typically purchased by our construction subcontractors while some interior materials are procured by us. We typically do not maintain significant inventories of construction materials, except for work in progress materials for properties under construction. We do not foresee any issue with the sources and availability of raw materials needed for our projects and we are not dependent on any principal suppliers. We typically negotiate different contract terms for different projects depending on various factors such as the size of purchase, degree of tailoring for our purpose, etc.

Dependence on major customers

The Company’s business is not dependent on any one or a few major customers. The Company targets at a broad range of customers in its business.

Intellectual property

The Company does not own or license any patents, trademarks or other intellectual property.

Governmental regulations, licenses and approvals

Real estate developers in China must obtain a formal qualification certificate from the Ministry of Construction of the People’s Republic of China in order to carry out property development activities. According to the Provisions on Administration of Qualification of Real Estate Developers, newly established developers must first apply for a temporary qualification certificate, which can be renewed for a maximum of two additional one-year periods, by which time a formal qualification certificate must have been issued. Before commencing business operations, companies engaged in property management, construction, fitting and/or decoration are required to obtain qualification certifications in accordance with the Measures on Administration of Qualification of Property Management Enterprises and the Provisions on Administration of Qualification of Construction Enterprises. Real estate developers in China are required to produce a valid qualification certificate when they apply for a pre-sale permit.

As of December 31, 2007, we were in compliance in all material respects with the relevant Chinese legal requirements relating to China’s property sector, including those mandating the possession of valid business licenses and the relevant qualification certificates, such as real estate developer qualification certificates and construction enterprise qualification certificates. We are also in compliance in all material respects with the relevant local regulations. By mid-April, we will have acquired the necessary pre-sale permits for approximately 300 units of Clifford Garden that will be on sale in May 2008.

Research and development activities

The Company has not made any expenditure on research and development activities during its last two fiscal years.

Environmental and safety matters

We are subject to China’s environmental laws and regulations as well as environmental regulations promulgated by local governments. As required by China’s laws and regulations, each project developed by a property developer is required to undergo an environmental assessment, and an environmental impact assessment report is required to be submitted to the relevant government authorities for approval before commencement of construction. When there is a material change in respect of the construction site, scale or nature of a given project, a new environmental impact assessment report must be submitted for approval. During the course of construction, property developers and construction companies must take measures to prevent air pollution, noise emissions and water and waste discharge.

In addition, China’s environmental laws and regulations provide that if a construction project includes environmental facilities (including engineering projects, devices, monitors and other facilities that are constructed or equipped in order to prevent pollution and protect the environment), such facilities will have to pass an inspection by the environmental authorities and an approval must be obtained before the environmental facilities can commence operations. If a construction project does not include any environmental facilities, no such approval is required.

We believe that our operations are in compliance with currently applicable Chinese national and local environmental and safety laws and regulations in all material respects. Compliance with these environmental and safety laws and regulations does not impose a material burden on our operation or our finances.

Employees

As of March 17, 2008, we had a total of 34 employees in 3 departments, including Sales, Engineering, and Accounting & Finance. All of them are full time employees. We believe we have a good working relationship with our employees.

MARKET OVERVIEW

Overview of China’s economy

China’s economy has grown significantly since the Chinese government introduced economic reforms in the late 1970s. China’s accession to the World Trade Organization in 2001 has further accelerated the reform of its economy. China’s GDP has increased from approximately RMB 7,118 billion in 1996 to approximately RMB 18,387 billion in 2005 at a compound annual growth rate, or CAGR, of approximately 11.1%. In 2006, China’s GDP grew approximately 11.1% to approximately RMB 21,087 billion. Table 1 below sets out selected economic statistics for China from 2002 to 2006.

	2002	2003	2004	2005	2006
Nominal GDP (RMB in billion)	12,033	13,582	15,988	18,387	21,087
Real GDP Growth Rate (%)	9.1	10.0	10.1	10.4	11.1
Per Capita GDP (RMB)	9,398	10,542	12,336	14,103	16,084
Fixed Assets Investment (RMB in billion)	4,350	5,557	7,048	8,877	11,000

 Source: National Bureau of Statistics of China

Table 1 Selected economic statistics for China from 2002 to 2006

It is generally believed that China’s economic growth will continue. The International Monetary Fund (“IMF”) has estimated that the real GDP in China will grow at an annual growth rate of 11.2% and 10.5% in 2007 and 2008, respectively, which will out-perform most of the other major economies in the world. Table 2 illustrates the forecast growth rate of real GDP in some of the other major economies in the world by the IMF.

	2006	2007F	2008F
China	11.1%	11.2%	10.5%
India	9.7%	9.0%	8.4%
Russia	6.7%	7.0%	6.8%
Brazil	3.7%	4.4%	4.2%
United States	3.3%	2.0%	2.8%
Germany	2.8%	2.6%	2.4%
Japan	2.2%	2.6%	2.0%

Source: IMF - World Economics Outlook, July 2007

Table 2 Forecast growth rate of real GDP for BRIC and some developed countries

China’s property market

Real estate reforms in China did not commence until the 1990s, prior to which its real estate development industry was part of the nation’s planned economy. In the 1990s, China’s real estate and housing sector began its transition to a market-based system.

The real estate reforms, together with the economic growth of China, an increase in disposable income, emergence of the mortgage lending market and an increase in the urbanization rate, are key factors in sustaining the growth of China’s real estate market. Government housing reforms continue to encourage private ownership of property and it is expected that the proportion of urban residents who own their private properties will continue to increase.

Table 3 below sets out selected data relating to China’s urbanization and disposable income of urban households in China for the periods indicated.

	2002	2003	2004	2005	2006
Total population (million)	1,284.5	1,292.3	1,299.9	1,307.6	1,314.5
Urban population (million)	502.1	523.8	542.8	562.1	577.1
Urbanization rate (%)	39.1	40.5	41.8	43.0	43.9
Per capita disposable income of urban households (RMB)	7,703	8,472	9,422	10,493	11,760

Source: National Bureau of Statistics of China

Table 3 China’s urbanization and disposable income of urban household

Real estate prices in China increased substantially from 1998 to 2006, with the average price of residential properties in China increasing from approximately RMB 2,092 per square meter in 2002 to approximately RMB 3,119 per square meter in 2006, while the average price for commodity properties in the same period increased from approximately RMB 2,250 per square meter in 2002 to approximately RMB 3,367 per square meter in 2006.

In addition, total investment in real estate development of residential properties in China increased from RMB 522.8 billion in 2002 to RMB 1,363.8 billion in 2006. The table below sets out selected data relating to the property market in China for the periods indicated.

	2002	2003	2004	2005	2006
Investment in real estate development in residential properties (RMB in billions)	522.8	677.7	883.7	1,086.1	1,363.8
Total GFA sold (sq. m. in millions)	268.1	337.2	382.3	554.9	618.6
GFA of residential properties sold (sq. m. in millions)	237.0	297.8	338.2	495.9	554.2
Average price of commodity properties (RMB per sq. m)	2,250	2,359	2,778	3,168	3,367
Average price of residential properties (RMB per sq. m)	2,092	2,197	2,608	2,937	3,119

Source: National Bureau of Statistics of China

Table 4 Investment in real estate development in residential properties

Note: GFA stands for gross floor area. It is the total floor area contained within a building including the horizontal area of external walls.

The upward trend in China’s real estate industry is evidenced by the growth of revenue from the sale of properties in China. According to the China Statistical Yearbook 2007, the total revenue from real estate development in China increased from approximately RMB 707.8 billion in 2002 to approximately RMB 1,804.7 billion in 2006. During the same period, total GFA sold increased from approximately 268,082,900 square meters in 2002 to approximately 618,570,700 square meters in 2006.

Housing mortgages also indicate the upward trend of the industry. According to CEIC Data Company Limited, a database vendor based in Hong Kong, the aggregate balance of outstanding mortgage loans for residential properties in the PRC grew from approximately RMB 560 billion in 2001 to approximately RMB 1,840.0 billion in 2005.

The property market in Guangzhou

Guangzhou is the capital city of Guangdong Province. It covers a total area of approximately 7,434 square kilometers and had a population of approximately 7.6 million as of December 31, 2006. It is the third largest city in China in terms of GDP, and the largest city in southern China. Guangzhou is approximately two hours away from Hong Kong and Shenzhen by train.

The growth in the economy and population of Guangzhou has generated an increase in housing demand in the city. From 1996 to 2006, the population of Guangzhou has increased by more than 1.0 million, representing an increase of approximately 15.2%. The table below sets out selected economic statistics for Guangzhou for the years indicated.

	2002	2003	2004	2005	2006
Nominal GDP (RMB in billions)	320.4	375.9	445.1	515.4	607.4
Per capita GDP (RMB)	32,339	38,398	45,906	53,809	63,100
Per capita GDP growth rate (%)	13.8	16.6	16.2	14.3	14.3
Year-end registered population (million)	7.2	7.3	7.4	7.5	7.6
Per capita disposable income (RMB)	13,380	15,003	16,884	18,287	19,851

Source: Guangzhou Bureau of Statistics; National Bureau of Statistics of China

Table 5 Selected economic statistics for Guangzhou from 2002 to 2006

Residential real estate investments in Guangzhou have increased over the years. Total real estate investments in the city amounted to approximately RMB 55.7 billion in 2006, representing an increase of approximately 9.6% over 2005. GFA of completed residential developments in Guangzhou in 2006 was approximately 7.7 million square meters, representing a decrease of approximately 3.8% over 2005. In 2006, total residential GFA sold in Guangzhou amounted to approximately 11.6 million square meters, representing an increase of approximately 2.7% over 2005. The average price of total residential GFA sold in Guangzhou in 2006 reached RMB 6,152 per square meter, representing an increase of approximately 22.0% over 2005.

	2002	2003	2004	2005	2006
Real estate investment (RMB in billions)	42.6	42.0	44.1	50.8	55.7
GFA of residential properties completed (million square meters)	8.7	9.0	7.4	8.0	7.7
GFA of residential properties sold (million square meters)	6.6	7.6	8.1	11.3	11.6
Sales revenue from residential properties (RMB in billions)	26.5	30.2	35.1	57.0	71.1
Average price of residential properties (RMB/square meter)	3,995	3,999	4,356	5,041	6,152

  Source: Guangzhou Bureau of Statistics; National Bureau of Statistics of China

Table 6 Selected data of property market in Guangzhou

AVAILABLE INFORMATION

We file annual, quarterly and other reports with the Securities and Exchange Commission (“SEC”). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this annual report, our business is subject to the following risks which should be considered carefully in evaluating our company and our projects. The following factors, among others, may have a material adverse effect on our business, financial condition, liquidity, results or operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

Risk related to the People’s Republic of China

China’s economic policies could adversely affect our business.

Substantially all of our assets are located in the PRC and substantially all of our revenue will be derived from our operations in PRC. Accordingly, the results of our operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.

While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on our business. For example, government control over capital investments or changes in tax regulations may adversely affect our operations and financial situation.

The PRC’s economy has been changing from a state planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm our business.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

Most of our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

Fluctuations in the value of the RMB could materially affect our financial condition and results of operations.

Although we do not import goods into or export goods out of the PRC directly, fluctuation of the RMB may indirectly affect our financial situation by affecting the volume of cross- border money flow. The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. Since 1994, the conversion of the RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. Recently, the RMB has appreciated against the U.S. dollar and the trend may continue.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

Our assets, officers and directors are located in the PRC. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the U.S. courts obtained against us and our executive officers and directors.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC government began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Risk related to the property sector in China

The real estate industry in the PRC is still at an early stage, and the property market and related infrastructure and mechanisms have not been fully developed.

Private ownership of property in the PRC is still in a relatively early stage of development. Although demand for private residential property in the PRC, particularly in Guangdong Province, has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC.

The lack of a liquid secondary market for residential real estate may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals, compounded by the lack of security of legal title and enforceability of property rights, may further inhibit demand for residential developments. In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. In the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected.

The restrictive measures adopted from time to time by the PRC Government to curtail the overheating of the real estate market could slow down the industry’s rate of growth.

The PRC Government’s restrictive measures to control the industry’s rate of growth could limit our access to capital resources, reduce market demand and increase our operating costs. The PRC Government may adopt additional and more stringent measures in the future, which could further slow the development of the industry and adversely affect our business operations.

Risks related to our business

We are heavily dependent on the performance of the property market in the PRC.

Our business and prospects depend on the performance of the PRC property market. Any housing market downturn in China generally or in the regions where we have property developments could adversely affect our business, results of operations and financial condition. Demand for private residential properties in the PRC, particularly in Guangdong Province, has been growing rapidly in recent years, but such growth is often coupled with volatility in market conditions and fluctuations in property prices. We cannot assure you that property development and investment activities will continue at past levels or that we will be able to benefit from the future growth in the property market in Guangdong Province or the PRC. Any adverse developments in national and local economic conditions as measured by such factors as employment levels, job growth, consumer confidence, interest rates and population growth in Guangdong Province, particularly in the places where our projects are located, may reduce demand and depress prices for our products and services and would have a material adverse effect on our results of operations and financial condition.

Increasing competition in the PRC, particularly in Guangdong Province, may adversely affect our business and financial condition.

In recent years, a large number of property developers have undertaken property development and investment projects in Guangdong Province and elsewhere in the PRC. Our major competitors include large national and regional property developers and overseas developers (including a number of leading Hong Kong property developers), some of which may have better track records and greater financial and other resources than us. In addition, we also compete with small local homebuilders.

The intensity of the competition among property developers in Guangdong Province and other parts in the PRC for land, financing, raw materials and skilled management and labor resources may result in increased cost for land acquisition, a decrease in property prices and a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities. An oversupply of properties available for sale could also depress the prices of the commodity properties we sell. Any of the above may adversely affect our business and financial position. In addition, the real estate market in Guangdong Province and elsewhere in the PRC is rapidly changing. If we cannot respond to changes in market conditions in Guangdong Province or elsewhere or changes in customer preferences more swiftly or more effectively than our competitors, our business, results of operations and financial condition could be adversely affected.

We may not have adequate funding resources to finance land acquisitions or property developments, or to service our financing obligations.

The property development business is capital intensive. We finance our property developments primarily through a combination of internal funding, borrowings from banks and pre-sales and sales proceeds. Further, purchasers who should pay the purchase price in full may not make timely payments and this may affect our cashflow position. There is no guarantee that we will have sufficient cash flow available for land acquisitions or property developments or that we will be able to achieve sufficient pre-sales and sales to fund land acquisitions or property developments. In addition, we cannot assure you that we will be able to secure external financing on terms acceptable to us or at all.

Our ability to arrange adequate financing for land acquisitions or property developments on terms that will allow us to earn reasonable returns depends on a number of factors that are beyond our control. The PRC Government has in recent years taken a variety of policy initiatives in the financial sector to further tighten lending procedures for real estate developers.

We may not be able to obtain a sufficient number of sites or retain sites suitable for property developments.

We derive the majority of our revenue from the sale of properties that we have developed. This revenue stream is dependent on our ability to complete and sell our property developments. To maintain or grow our business in the future, we will be required to replenish our land reserve with suitable sites for developments. Our ability to identify and acquire a sufficient number of suitable sites is subject to a number of factors that are beyond our control.

The PRC Government controls substantially all of the country’s land supply and regulates the means by which real estate developers, including us, obtain land sites for property developments. As a result, the PRC Government’s land supply policies affect our ability to acquire land use rights for sites we identify and the costs of any acquisition. If we are unable to obtain additional land sites for development at prices that allow us to achieve reasonable returns, the viability or growth of our business may not be sustainable.

Under PRC law, if a developer fails to develop land in accordance with the terms of a land grant contract (including those relating to the payment of fees, the designated use of the land and the time for commencement and completion of the development), the relevant government authorities may issue a warning to or impose a penalty on the developer or confiscate the land. We cannot assure you that circumstances leading to confiscated of land or delays in the completion of a property development will not arise in the future. If our land is confiscated, we will be unable to continue our property development on the confiscated land or recover the costs incurred in the initial acquisition of the confiscated land or recover development costs and other costs incurred up to the date of confiscation. In addition, in the event that the government exercises its authority to confiscate any land use rights that have been legally granted to us, we may not be compensated for the full market value of the land.

Our business and results of operations may be adversely affected if we fail to obtain, or there are material delays in obtaining, the requisite governmental approvals for a significant number of our property developments.

The real estate industry in the PRC is heavily regulated by the PRC government. Developers must comply with a variety of legal and regulatory requirements, as well as the policies and procedures established by local authorities to implement such laws and regulations. To undertake and complete a property development, a real estate developer must obtain permits, licenses, certificates and other approvals from the relevant administrative authorities at various stages of the property development, including land use rights documents, planning permits, construction permits, pre-sale permits and certificates or confirmations of completion and acceptance. Each approval is dependent on the satisfaction of a set of conditions.

We have not experienced any material delays in obtaining such governmental approvals in respect of our property developments that would have a material adverse effect on our business or results of operations. However, we cannot assure you that we will not encounter significant problems in satisfying the conditions to the approvals, or that we will be able to adapt ourselves to new laws, regulations or policies that may come into effect from time to time with respect to the real estate industry in general or the particular processes related to the granting of the approvals. There may also be delays on the part of the administrative bodies in reviewing our applications and granting approvals. If we fail to obtain, or experience material delays in obtaining, the requisite governmental approvals, the schedule of development and sale of our developments could be substantially disrupted, resulting in a material adverse effect on our business, financial condition and results of operations.

We face significant property development risks before we realize any benefits from a development.

Property developments typically require substantial capital outlays during the construction periods, and it may take months or years before positive cash flows, if any, can be generated by presales of properties to be completed or sales of completed properties. The time and costs required to complete a property development may increase substantially due to many factors beyond our control, including the shortage, or increased cost of material, equipment, technical skills and labor, adverse weather conditions, natural disasters, labor disputes, disputes with contractors, accidents, changes in government priorities and policies, changes in market conditions, delays in obtaining the requisite licenses, permits and approvals from the relevant authorities and other unforeseeable problems and circumstances. Any of these factors, singly or in aggregate, may lead to a delay in, or the failure of, the completion of a property development and result in costs substantially exceeding those originally budgeted. Failure to complete a property development according to its original plan, if at all, may have an adverse effect on our reputation and could give rise to potential liabilities. As a result, our returns on investments, if any, might not be timely recognized or might be lower than originally expected.

Our sales and pre-sales will be affected if mortgage financing becomes more costly or otherwise less attractive.

A majority of purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus reducing the attractiveness of mortgages as a source of financing for property purchases and adversely impacting the affordability of residential properties. In addition, the PRC Government and commercial banks may also increase the downpayment requirements, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. The China Banking Regulatory Commission issued a regulation on September 2, 2004 to limit mortgage loans on properties to 80% of the sales price of the underlying properties. Further, on March 17, 2005, The People’s Bank of China set the minimum property mortgage loan rates at 0.9 times the corresponding benchmark lending rates and further changed to 0.85 times on August 19, 2006. In addition, monthly mortgage payment is limited to 50% of an individual borrower’s monthly income and monthly debt service payments are limited to 55% of such individual borrower’s monthly income. If the availability or attractiveness of mortgage financing is further reduced or limited, many of our prospective customers may not be able to purchase our properties. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Any non-compliant GFA of our uncompleted and future property developments will be subject to governmental approval and additional payments.

The local government authorities inspect property developments after their completion and issue Construction of Properties and Municipal Infrastructure Completed Construction Works Certified Reports if the developments are in compliance with the relevant laws and regulations. If the total constructed GFA of a property development exceeds the GFA originally authorized in the relevant land grant contracts or construction permit, or if the completed property contains built-up areas that do not conform with the plan authorized by the construction permit, the property developer may be required to pay additional amounts or take corrective actions with respect to such non-compliant GFA before a Construction of Properties and Municipal Infrastructure Completed Construction Works Certified Report can be issued to the property development. We cannot assure you that local government authorities will not find the total constructed GFA of our existing projects under development or any future property developments to exceed the relevant authorized GFA upon completion.

The relevant PRC tax authorities may challenge the basis on which we calculate our Land Appreciation Tax (LAT) obligations.

Under PRC tax laws and regulations, our PRC subsidiaries are subject to LAT, which is collected by local tax authorities. All income from the sale or transfer of land use rights relating to state-owned land, buildings and their attached facilities in the PRC is subject to LAT at progressive rates ranging from 30% to 60% of the appreciation value as defined by the relevant tax laws. Certain exemptions are available for the sale of ordinary standard residential houses if the appreciation values do not exceed 20% of the total deductible items as defined in the relevant tax laws. Sales of commercial properties are not eligible for such exemption.

Local provincial tax authorities can formulate their own implementation rules according to the notice and local situations. In the event that the implementation rules promulgated in the cities in which our projects are located require us to settle all the unpaid LAT, our cash flow may be adversely affected.

Potential liability for environmental problems could result in substantial costs.

We are subject to a variety of laws and regulations concerning the protection of health and the environment including Regulation on Environmental Protection of Construction Projects and Regulation of Guangdong Province on Environmental Protection of Construction Projects. The particular environmental laws and regulations that apply to any given development site vary greatly according to the site’s location and environmental condition, the present and former uses of the site and the nature of the adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict project development activity in environmentally-sensitive regions or areas.

The PRC national and local environmental regulations provide that if a construction project includes environmental facilities, such facilities will have to pass the inspection of the environmental authorities and an approval must be obtained before the environment facilities can start to operate. If a construction project does not include any environmental facilities, no such approval is required. As advised by the Company’s PRC legal advisor, the Company’s business is of a nature that does not required to construct environmental facilities, therefore, no approval from the environmental authorities is necessary. However, we cannot assure you that the environmental authorities will not find it necessary for us to construct environmental facilities in the future. In such event, our business may be affected.

Also, as required by PRC law, each project developed by a property developer is required to undergo an environmental assessment, and an environmental impact assessment report is required to be submitted to the relevant government authorities for approval before commencement of construction. If such requirement is not complied with, the local environmental authority may issue orders to suspend construction of the project until the environmental impact assessment report is submitted and approved by the local environmental authority and may impose a fine of an amount between RMB50,000 and RMB200,000 on us in respect of such project. In the event that a suspension of construction and/or a fine is imposed, our financial conditions may be adversely affected.

Although the environmental investigations conducted by local environmental authorities to date have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations, it is possible that these investigations did not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware. We cannot assure you that a future environmental investigation will not reveal material environmental liability. Also, we cannot assure you that the PRC government will not change the existing laws and regulations or impose additional or stricter laws or regulations, with which the compliance may cause us to incur significant capital expenditure. In addition, there is no assurance that we can comply with any such laws and regulations.

Our success depends significantly on the continued services of our senior management team and other key personnel.

Our future success depends significantly upon the continuing services of the members of our senior management team, in particular our CEO and director, Clifford L.K. Pang and our director, Lai Hung Man, who have extensive experience in the real estate industry in the PRC. Mr. Pang is responsible for the formulation of development strategies, making decisions on investment projects and setting the direction of the operations and overall business management of the Company. Miss Man specializes in the overall planning of sales and marketing of projects and business management of the Company. If one or more of our senior executives or other personnel are unable or unwilling to continue in their present positions, we may be unable to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially adversely affected.

In addition, we depend on the continued service of our executive officers and other skilled managerial and technical personnel. Competition for senior management and key personnel is intense, and the pool of qualified candidates is very limited. Our business could be adversely affected if we lose the services of our senior executives or key personnel without suitable replacements or if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing business. Further, as we expect our business to continue to grow, we will need to recruit and train additional qualified personnel. If we fail to attract and retain qualified personnel, our business and prospects may be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

We are currently developing one property project named “Clifford Garden”. Clifford Garden consists of 24 blocks of high-rise residential buildings located in Shawan Town, Panyu District of Guangzhou City, Guangdong Province, PRC. The total sire area of Clifford Garden is approximately 79,800 square meters. The total saleable area of residential and commercial units of Clifford Garden is 141,740 square meters and 6,680 square meters respectively. At completion, Clifford Garden will have 1,347 residential units, 41 stores and 1,055 parking spaces.

Construction of Clifford Garden (including the landscaping) began in May 2007 and is expected to be completed by October 2008, with a clubhouse expected to be completed at the same time. Substantially all of our construction work is performed by subcontractors. Subcontractors typically are retained for a specific project pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with the subcontractors and suppliers we use generally are negotiated for each project. We compete with other residential construction companies for qualified subcontractors, raw materials and lots in the markets where we operate. Although substantially all of the work on our current project is being performed by two specific contractors and their subcontractors, the Company does not believe that continuation of such work is dependent on the services of such contractors because the Company has relationships with many reputable contractors. We employ construction superintendents to monitor properties under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, and review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes.

Material loss and liability insurance have been purchased for the entire construction period pursuant to government requirements and industrial practice. We believe that our insurance coverage is adequate.

The first phase of sales will begin in May 2008 and include approximately 300 residential units. Pre-sale permit for these first phase units will be obtained by mid-April and the permit for the remaining units is expected to be obtained by the end of June 2008. The sales schedule of the remaining units will largely follow the timing of the pre-sale permit. However, if there are reasons to believe that there will be substantially stronger demand and higher housing prices in the near future, we may save some units for sale later.

We also own 13 residential property units in Guangdong Province in China:

Number of Units	Address	Leased/Owned
13	Unit 103, 104, 203, 204, 303, 304, 403, 404, 503, 504, 603, 604, 704, Hejing Hua Yuan, Shawan, Panyu District, Guangzhou City, Guangdong Province, PRC	Owned

The above residential property units are staff quarters for our employees’ use. These units are ready to be used and we have assigned them to our employees.

Our principal executive office is registered at 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong. It is an office owned by the Clifford Group, our affiliated company. The physical space provided to us is minimal and we mainly use the office address for our registered address purpose. The fair rental value of this office is immaterial. Management believes that the current space is adequate for our needs for the foreseeable future.

Our company’s current strategy aims to develop properties from raw land or acquired projects, and sell finished products to our customers. At this time, we do not invest in any real estate assets primarily for possible capital gain or rental income. However, we may plan to do so in the future depending on market situation.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2008, the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s common and preferred stock approved by written consent, the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the capital stock of the Company to 225,000,000 shares, of which 200,000,000 shares were to be designated as common stock and 25,000,000 shares were to be designated as preferred stock (the “Charter Amendment”). On March 12, 2008, the Company mailed to its stockholders, an Information Statement disclosing the approval of the Charter Amendment. The Company shall be permitted to file an amendment to its Articles of Incorporation reflecting the Charter Amendment 20 days after the mailing of the Information Statement.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Clifford China Estates’ future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below and include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

MARKET INFORMATION

From July 19, 2006 to March 7, 2008, our common stock was quoted on the National Association of Securities Dealers (NASD) OTC Bulletin Board (“OTCBB”) under the symbol “ELRZ.” Since March 7, 2008, our common stock has been quoted on the OTBCC under the symbol “CLCE”. From July 19, 2006, to February 15, 2007, there was no trading activity.

The aggregate market value of our common equity held by non-affiliates based upon the average bid and asked price of such common equity on March 17, 2008 as reported by OTCBB was approximately $12,237,600.

Trading in our Common Stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by OTCBB in each fiscal quarter from July 1, 2006 to March 17, 2008. The OTCBB quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. On March 17, 2008, the closing bid price of our common stock was $2.00. The OTCBB quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year	Period	High	Low
2006	Third Quarter (beginning July 19, 2006)	No Trading Activity	No Trading Activity
	Fourth Quarter	No Trading Activity	No Trading Activity

2007	First Quarter	1.50	9.00
	Second Quarter	9.00	9.00
	Third Quarter	9.00	9.00
	Fourth Quarter	6.00	2.00

2008	First Quarter (through March 17 2008)	6.00	2.00

As of March 7, 2008, the Company has 50,000,000 shares of common stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is initially convertible into ten (10) shares of Common Stock at the option of the holders, subject to the availability of the Common Stock, at any time and from time to time after the original issue date.

HOLDERS

As of March 7, 2008, we had approximately 47 holders of record of our Common Stock.

DIVIDENDS

We have never paid dividends on our Common Stock. The Board of Directors presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

RECENT SALES OF UNREGISTERED SECURITIES

On October 1, 2007, we entered into and completed an Agreement for Share Exchange with Clifford Manufacturing, the sole owner of Parkade International Limited pursuant to which we acquired 100% of the equity of Parkade. In consideration for the acquisition of the shares of Parkade, we issued to Clifford Manufacturing, a total of 43,881,200 shares of our Common Stock and 5,000,000 shares of our Series A Preferred Stock. The issuance of the shares of Common Stock and shares of Series A Preferred Stock were issued pursuant to Regulation S in a transaction that was exempt from registration under the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “CLCE believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of CLCE and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation”. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PLAN OF OPERATION

We believe that our available cash and cash equivalents of as of December 31, 2007, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months. On August 3, 2007, one of our subsidiaries entered into a banking facility for a bank loan of $19,204,389 for financing the construction projects. As of December 31, 2007, no drawings were made on the banking facility. However, we may raise additional funds in the next twelve months for continuing expansion of the Company.

We do not plan to perform any product research and development in the next twelve months.

We also do not expect any purchase or sale of plant and significant equipment.

We do not expect significant changes in the number of employees. However, the number of employees in our sales and marketing department may slightly increase as we approach the sales date of Clifford Garden.

RESULTS OF OPERATIONS

Revenues and cost of sales

Our revenues in 2006 of $230,769 represented consultancy fees received for services rendered for placing advertisements for certain affiliated companies. In 2007, the Company ceased to provide such services and did not have any sales from Clifford Garden as the project was still under construction.

Operating expenses

Selling and marketing

In 2006, there was no need for selling and marketing expenses in providing the consultancy services. In 2007, we had ceased to provide consultancy services and there were no selling and marketing expenses for Clifford Garden as the project was still under construction.

General and administrative

Salary and related cost. Salary and related cost for 2007 decreased by approximately $29,000 or 21% to $108,000 from $137,000 for 2006. This decrease was attributable to the transfer of certain staff from us to our affiliated companies, resulting in a reduction of our headcount.

Legal and other professional fee. Legal and professional fees increased by approximately $52,000 or 100% in 2007. The increase was mainly due to the payments to our legal and other professional advisers for the preparation work on becoming a public company. There were no such expenses in 2006.

Donation. Donation increased by approximately $41,000 or 100% for 2007. The donation was to the Charity Board of Panyu, Guangdong ,China. There was no donation in 2006.

Stamp duty. Stamp duty increased by approximately $14,000 for 2007. This was attributable to the stamp duty paid on construction contracts in 2007 and the increase in share capital of Guangzhou City Clifford Development (Panyu) Company Limited. No stamp duty was paid in 2006.

Income (loss) before tax

As a result of the above changes, the income before tax went from a profit of approximately $85,734 in 2006 to a profit of approximately $209,685 in 2007.

Liquidity and Capital Resources

We have financed our growth and cash needs to date primarily with temporary loans from affiliated companies. The following sets out our cash position and cash flow of the years ended 2006 and 2007:

	December 31, 2007	December 31, 2006
Cash and cash equivalents	5,282,725	3,251,774
Working capital (deficit)	1,367,303	(34,482)

Cash Flow

	Year Ended December 31
	2007	2006
Net cash (used in) operating activities	$(13,551,084)	$(207,396)
Net cash (used in) investing activities	$(1,810)	$(106,948)
Net cash provided by financing activities	$15,553,167	$3,343,192
Net increase in cash and cash equivalents	$2,000,273	$3,028,848

Cash flows from operating activities

Net cash used in operating activities was $13,551,084 for the year ended December 31, 2007, an increase of $13,343,688 from $207,396 for the same period in 2006. The increase was mainly due to an increase of construction in progress for the Clifford Garden project.

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2007 was $1,810, a decrease of $105,138 from $106,948 in the same period of 2006. The decrease was mainly due to the fact that there was an increase in an ownership interest in a subsidiary in 2006 while there was no such increase in 2007.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2007 was $15,553,167 as compared to $3,343,192 in 2006. The increase was mainly attributable to a net increase in payables to associated companies, decrease in receivables from associated companies and increase in an amount due to a director.

We believe that our available cash and cash equivalents of as of December 31, 2007, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months. On August 3, 2007, one of our subsidiaries entered into a banking facility for a bank loan of $19,204,389 for financing the construction projects. As of December 31, 2007, no drawings were made on the banking facility.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

The Company's business, as well as the real estate industry in general, is affected by a number of economic factors including inflation. Inflation already had an impact and may continue to affect our major construction and development costs in the foreseeable future. The ability of the Company to pass on product cost increases in the form of increased sales prices is dependant upon market conditions. Such price increases might reduce the number of people who are able to afford the homes offered by the Company. However, it is our management’s objective to control our cost structure to mitigate the effect of inflation. Also, inflationary trends also affect interest rates, therefore a portion of our finance costs may increase.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and a majority of the expenses were denominated primarily in Renminbi (“RMB”), the currency of China and Hong Kong Dollar (“HKD”), the currency of Hong Kong. There can be no assurance that RMB-to-U.S. dollar exchange rates and HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB or HKD relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clifford China Estates Inc.

We have audited the accompanying consolidated balance sheet of Clifford China Estates Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clifford China Estates Inc. and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

GHP Horwath, P.C.
Denver, Colorado

March 31, 2008

CLIFFORD CHINA ESTATES INC.
(Formerly ELITE ARTZ, INC.)
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$5,282,725
Receivables from associated companies	486
Construction in progress - real estate for resale	21,848,349
Prepayments and other receivables	457,698
Total current assets	27,589,258

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	153,056

TOTAL ASSETS	$27,742,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,680,137
Payables to associated companies	17,616,038
Accrued expenses	91,659
Deferred tax liability	127,357
Due to director	5,706,764
Total liabilities (all current)	26,221,955

STOCKHOLDERS’ EQUITY
Preferred stock 5,000,000 shares authorized, issued and outstanding at $0.001 par value	5,000
Common stock: 50,000,000 shares authorized, issued and outstanding at $0.001 par value	50,000
Additional paid in capital	4,188,355
Accumulated deficit	(3,077,576)
Accumulated other comprehensive income	354,580
TOTAL STOCKHOLDERS’ EQUITY	1,520,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,742,314

See accompanying notes to the consolidated financial statements

CLIFFORD CHINA ESTATES INC.
(Formerly ELITE ARTZ, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2007		2006

REVENUES (RELATED PARTY)		$-	$230,769
COST OF REVENUE (RELATED PARTY)		-	-
GROSS (LOSS) PROFIT		-	230,769
EXPENSES
General and administrative		323,472	163,500
(LOSS) INCOME FROM OPERATIONS		(323,472)	67,269
OTHER INCOME
Interest Income		23,730	16,901
Exchange gain		509,427	-
Other		-	1,564
INCOME BEFORE INCOME TAXES		209,685	85,734
PROVISION FOR INCOME TAX		127,357	-
NET INCOME		82,328	85,734
FOREIGN CURRENCY TRANSLATION		42,187	168,597
COMPREHENSIVE INCOME		$124,515	$254,331
Earnings per common share, basic and diluted	$	*	$.03
Weighted average number of common shares outstanding, basic and diluted		50,000,000	3,000,000

* Less than $.01 per share

See accompanying notes to the consolidated financial statements

CLIFFORD CHINA ESTATES INC.
(Formerly ELITE ARTZ, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007 and 2006

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Income	Total

As at December 31, 2005	-	$-	-	$3,000,000	$-	$(3,245,638)	$143,796	$(101,842)

Net income	-	-	-	-	-	85,734	-	85,734
Foreign currency translation	-	-	-	-	-	-	168,597	168,597

As at December 31, 2006				3,000,000	-	(3,159,904)	312,393	152,489

Effect of retroactive adjustment for reverse merger	5,000,000	5,000	50,000,000	(2,950,000)	2,927,789	-	-	17,211
Imputed interest on related party payables/ receivables	-	-	-	-	1,260,566	-	-	1,260,566
Net income	-	-	-	-	-	82,328	-	82,328
Foreign currency translation	-	-	-	-	-	-	42,187	42,187

As at December 31, 2007	5,000,000	$5,000	50,000,000	$50,000	$4,188,355	$(3,077,576)	$354,580	$1,520,359

See accompanying notes to the consolidated financial statements

CLIFFORD CHINA ESTATES INC.
(Formerly ELITE ARTZ, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$82,328	$85,734
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	13,931	12,475
Reduction of provision for retirement benefits for employees	(40,641)	(1,538)
Changes in operating assets and liabilities:
Additions to construction in progress	(16,043,715)	(305,725)
Increase in deferred tax liability	127,357	-
Increase in prepayments and other receivables	(457,698)	-
Increase in accounts payable	2,677,746	1,530
Increase in accrued expenses	89,608	128

Net cash used in operating activities	(13,551,084)	(207,396)

Cash flows from investing activities
Increase in ownership interest in a subsidiary	-	(106,203)
Purchase of property and equipment	(1,810)	(745)

Net cash used in investing activities	(1,810)	(106,948)

Cash flows from financing activities
Decrease (increase) in receivables from associated companies	5,187,554	(4,750,421)
Increase in payables to associated companies	4,858,108	7,971,976
Increase in due to a director	5,524,716	121,637
Effect of retroactive adjustment for reverse merger	(17,211)	-
Net cash provided by financing activities	15,553,167	3,343,192

Net increase in cash and cash equivalents	2,000,273	3,028,848

Cash and cash equivalents - beginning of year	3,251,774	60,243

Effect of foreign exchange rate changes	30,678	162,683

Cash and cash equivalents - end of year	$5,282,725	$3,251,774

Supplemental disclosure of cash flow information:
Imputed interest capitalized in construction in progress on related party payables/receivables	$1,260,566	$-

See accompanying notes to the consolidated financial statements

CLIFFORD CHINA ESTATES INC.
(Formerly ELITE ARTZ, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name "North American Marketing Corporation". On March 25, 2004, the Company changed the domicile to the state of Nevada in connection with a name change to "Elite Artz, Inc." and the addition of authorized preferred stock of 20,000,000 shares with a par value of $0.001.

Parkade International Limited (“Parkade”) was incorporated on February 16, 1993 under the laws of the British Virgin Islands. Parkade engages in consultant services on placement of advertisement programs in Hong Kong for a company owned by Clifford Manufacturing.

On October 1, 2007, Elite Artz, Inc. (the “Elite Artz”), an US public shell company, entered into and completed an Agreement for Share Exchange (the “Agreement”) with Parkade and Clifford Manufacturing Co. Ltd. (“Clifford Manufacturing”), the sole shareholder of Parkade. Pursuant to the terms of the Agreement, Elite Artz acquired 100% ownership interest in Parkade from Clifford Manufacturing. Consideration paid by the Company to Clifford Manufacturing was 43,881,200 shares of Elite Artz’ common stock and 5,000,000 shares of Elite Artz’ preferred stock (the “Acquisition”). After the completion of the transaction, Parkade became a wholly owned subsidiary of Elite Artz. Immediately following completion of the share exchange transaction through the issuance of the Exchange shares, Elite Artz has 50,000,000 shares of its common stock issued and outstanding and 5,000,000 share of its preferred stock issued and outstanding. Each share of preferred stock shall be initially convertible into ten (10) shares of common stock at the option of the holders, subject to the availability of the common stock, at any time after the original issue date.

For accounting purposes, the acquisition of Parkade by Elite Artz has been recorded as a reverse acquisition of a public shell and recapitalization of Parkade based on the factors demonstrating that Parkade represents the accounting acquirer. The acquisition is equivalent to the issuance of stock by Parkade for the net monetary assets (which were not significant) of Elite Artz. The share holder of Parkade received approximately 88% of the post Acquisition common stock of Elite Artz. In addition, the post-Acquisition company (the “Company”) management personnel and the board of the Company previously hold such positions with Parkade.

Through its wholly-owned subsidiary, Guangzhou City Clifford Development (Panyu) Company Limited (“Panyu”), a company established under the laws of the People’s Republic of China (the “PRC”), the Company also owns a real estate project known as Clifford Garden (“Clifford Garden”) located at Shawan, Panyu (a city in Guangdong province, the PRC). Clifford Garden occupies a piece of land of approximately 800,000 square feet and will consist of 24 blocks of high-rise residential buildings with a total saleable area of approximately 1,500,000 square feet after the completion of construction.

Clifford Manufacturing, was incorporated on July 14, 1989 under the laws of the British Virgin Islands. Clifford Manufacturing engages in subleasing of Hong Kong based industrial properties that are owned by an associated company of Clifford Manufacturing.

Clifford Manufacturing also controls other companies whose operations are related to the Company. Revenue of Parkade for the years ended December 31, 2006 and 2007 was all attributable to an affiliated company owned by Clifford Manufacturing. Beginning in 2007, the Company ceased providing service to the affiliated company and therefore no longer generated revenue. As of December 31, 2007 and 2006, the Company also has receivables and payables to and from other companies under common control.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries.

All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

Under PRC law, if a developer fails to develop land in accordance with the terms of a land grant contract (including those relating to the payment of fees, the designated use of the land and the time for commencement and completion of the development), the relevant government authorities may issue a warning to or impose a penalty on the developer or confiscate the land. Panyu cannot assure that circumstances leading to confiscated of land or delays in the completion of a property development will not arise in the future. If Panyu’s land is confiscated, Panyu will be unable to continue the property development on the confiscated land or recover the costs incurred in the initial acquisition of the confiscated land or recover development costs and other costs incurred up to the date of confiscation. In addition, in the event that the government exercises its authority to confiscate any land use rights that have been legally granted to Panyu, Panyu may not be compensated for the full market value of the land.

The Company’s major operations are conducted in the PRC. Accordingly, the political, economic, and legal environment in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things, of the PRC.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China.

(c)	Construction in Progress - Real Estate for Resale

Construction in progress of real estate for resale consists of expenditures for land development including set-up cost, infrastructure cost, construction cost and indirect cost. Expenditures for land development are capitalized and are allocated to development projects by the specific identification method. Construction in progress is stated at the lower of cost or net realizable value. During 2007, the Company had only one construction project in progress and no sales transactions related to sales of real estate.

(d)	Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and impairment. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(e)	Depreciation

The Company provides for depreciation of property and equipment principally by use of the straight-line method for financial reporting purposes. Property and equipment are depreciated over the following estimated useful lives:

Residential apartment properties	20 years
Computer equipment and other equipment	5 years

The Company maintains 10% of the cost of residential apartment properties and computer equipment and other equipment as residual values.

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $13,931 and $12,475, respectively.

(f)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended December 31, 2007 and 2006.

(g)	Income Tax

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of the PRC and Hong Kong, the corporation income tax rate is 33% and 17.5% respectively. The Company recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC tax authorities. The Company incurred no income tax expense or benefit for the years ended December 31, 2007 and 2006.

According to “Accounting for Uncertainty in Income Taxes”-- an interpretation of FASB Statement No. 109. (“FIN 48”), it clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of these accounting pronouncements will have any material impact on its financial statements.

(h)	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and accounts payable approximate their fair value because of the short maturities of these instruments. The fair value of receivables from associated companies and payables to associated companies are not practical to estimate based upon the related party nature of the underlying transactions.

(i)	Revenue Recognition

Revenue represents the invoiced value of consulting services provided to one affiliated company. Revenue is recognized when all of the services agreed to with this affiliated company have been rendered and they confirmed receipt of such services.

During the year, no real estate sales are recorded as the real estate project is not yet completed. The real estate project is expected to be completed during the year ended December 31, 2008. Real estate sales will be reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Revenue from sale of residential properties is recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For Company financed sales, the Company is recognizing sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to SFAS No. 66. Initial investment is buyer's down-payment less the loan amount provided by the Company. Interest on these loans are amortized over the terms of the loans.

(j) Deferred Revenue

Deposits and advance proceeds from pre-sales of residential properties are recorded as deferred revenue, until such time when such units and/or spaces are available for occupation and delivered to buyers.

(k) Real Estate Project Costs

Costs directly identifiable with real estate projects and incurred before and during construction are capitalized into “project costs,” These project costs include of the cost of land-usage-right, preconstruction costs, construction costs, and capitalized interest costs. Costs subsequent to the completions of construction are usually of minor amounts and are expensed as incurred. Capitalized costs are allocated to real estate projects the Company holds for sale. Allocation of costs is based on a cost-per-square-meter method.

Costs associated with units which are held for sale remain in project costs inventory until relevant units are sold.

(l) Capitalized Interest Costs

Interest costs incurred are capitalized during the construction term of real estate projects, which normally begins when payments are made for land usage rights, and ends when the real estate project is substantially completed and held available for occupation.

Subsequent to completion of a real estate project, interest expense is allocated to inventoried real estate project costs and interest expense.

(m) Land Usage Right

All land belongs to the State in the PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial or residential purposes for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchange in the market.

(n)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007 and 2006, there were no dilutive securities outstanding.

(o)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(p)	Retirement Benefits

The PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment of qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC.

Hong Kong requires companies to operate a mandatory provident fund plan, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to a maximum amount of $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed in the statement of income as they become payable in accordance with the rules of the plan. The assets of the plan are held separately from those of the Company and managed by independent professional fund managers. In addition to the mandatory provident fund plan that is required by the Hong Kong government, the Company also provided additional retirement benefits for a certain employee, which was calculated based on 66.7% of monthly salary of the individual employee up to a maximum of $1,923 per month multiplied by the number of years of employment. The liability associated with such additional retirement benefits has been recorded as a long term liability as of December 31, 2006. Such liability was assumed by a related party in 2007 as a result of transferring the employee to the related party.

(q)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(r)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Panyu is the Chinese Renminbi (“RMB”) while for Parkade it is Hong Kong Dollar (“HKD”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB and HKD at their historical exchange rates when the capital transactions occurred. Loan from a director is translated into United States dollars from RMB at its historical rate in accordance with the term of the loan agreement between the director and Panyu. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the year. The translation rates are as follows:

	2007	2006

Year end RMB : $ exchange rate	7.290	7.836
Average yearly RMB : $ exchange rate	7.603	7.944

Year end HKD : $ exchange rate	7.800	7.800
Average yearly HKD : $ exchange rate	7.800	7.800

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

(s)	Recent Accounting Pronouncements

Below is a listing of recent accounting pronouncements and their effect on the Company's financial statements.

Statement No. 157

“Fair Value Measurements” (“SFAS 157”)

This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management's judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities except those that are recognized or disclosed in the financial statements on a recurring basis.

Statement No. 159

“The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 115”)”

This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. The Company does not expect that the adoption of this accounting pronouncement will have any material impact on its financial statements.

Statement No. 141R

“Business Combinations” (“SFAS 141 (Revised 2007)”)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

Statement No. 160

“Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" (“SFAS 160)”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

NOTE 4 - RECEIVABLES FROM ASSOCIATED COMPANIES

Receivables from associated companies consist of receivables from other subsidiaries of Clifford Manufacturing. Such receivables represent advances from the Company to these associated companies and are non interest bearing with no fixed repayment terms.

	As of January 1, 2006	Advances during the year ended December 31, 2006	Repayments during the year ended December 31, 2006	As of December 31, 2006	Advances during the year ended December 31, 2007	Repayments during the year ended December 31, 2007	As of December 31, 2007
Fartake Investment Ltd.	$-	$765,974	$-	$765,974	$-	$(765,699)	$275
Guangzhou City Huadu Clifford Development Ltd.	-	4,083,494		4,083,494		(4,083,494)	-
Clifford Real Estate Agency Ltd.	437,619	230,769	(329,816)	338,572		(338,572)	-
Guangzhou City Huadu Clifford Estate Ltd.	-	-	-	-	211	-	211
	$437,619	$5,080,237	$(329,816)	$5,188,040	$211	$(5,187,765)	$486

NOTE 5 - CONSTRUCTION IN PROGRESS - REAL ESTATE FOR RESALE

Construction in progress - real estate for resale consists of expenditures for land development including set-up cost, infrastructure cost, construction cost and indirect cost stated at cost. Land use right is stated at the lower of cost or net realizable value.

Construction in progress - real estate for resale as of December 31, 2007 is summarized as follows:

As of December 31, 2007
Cost of land use rights	$3,089,411
Set-up costs	2,984,240
Infrastructure costs	1,233,659
Construction costs	14,510,139
Indirect costs	30,900
Total	$21,848,349

NOTE 6 - PROPERTY AND EQUIPMENT

Property consists of 13 residential apartment units located in China that Panyu purchased in 1996. All the residential apartment units are used for the Company’s quarters for its workers for its construction project.

Equipment consists primarily of office computer equipment and other equipment.

Property and equipment
As of December 31, 2007
At cost:
Residential apartment properties	$301,818
Computer equipment	2,811
Other equipment	398
305,027

Less: Accumulated depreciation
Residential apartment properties	150,999
Computer equipment	881
Other equipment	91
151,971

Property and equipment, net	$153,056

Depreciation expense for the years ended December 31, 2007 and 2006 was $13,931 and $12,475, respectively.

NOTE 7 - PAYABLES TO ASSOCIATED COMPANIES

Payables to associated companies consist of amounts owed by the Company, which represent advances from other subsidiaries of Clifford Manufacturing. During the years ended December 31, 2007 and 2006, the net increase / (decrease) in all payables to associated companies represents advances from these companies, payments on behalf of the Company, and the repayments of advances owed by the Company. The advances from the associated companies are mainly used for the Company’s construction projects in China. These liabilities are not secured by any of the Company’s assets, are non interest bearing and have no fixed repayment terms but are expected to be repaid to the companies during 2008. The breakdown of payables to associated companies as of December 31, 2007 are summarized as follows:

	As of January 1, 2006	Advances during the year ended December 31, 2006	Repayments during the year ended December 31, 2006	As of December 31, 2006	Advances during the year ended December 31, 2007	Repayments during the year ended December 31, 2007	As of December 31, 2007
Clifford Investment Co Ltd	$4,654,746	$-	$-	$4,654,746	$-	$(139,672)	$4,515,074
Lafe Enterprises Limited	69,748	-	(69,748)	-	-	-	-
Guangzhou Clifford Property Management Co.	-	1,658,920	-	1,658,920	124,374	-	1,783,294
Guangzhou City Guanwan Property Ltd.	-	1,658,920	-	1,658,920	124,374	-	1,783,294

Foshan Clifford Property (Nanhoi) Ltd.	-	4,466,322	-	4,466,322	6,099,778	(7,548,218)	3,017,882
Foshan Clifford Estates (Nanhoi) Ltd.	-	-	-	-	1,371,765	-	1,371,765
Guangzhou City Panyu Clifford Estate Ltd	61,460	257,562	-	319,022	4,139,888	-	4,458,910
Guangzhou City Huadu Clifford Development Ltd	-	-	-	-	685,819	-	685,819
	$4,785,954	$8,041,724	$(69,748)	$12,757,930	$12,545,998	$(7,687,890)	$17,616,038

NOTE 8 - PREFERRED STOCK

Our Series A preferred stock has the following characteristics:

(a) Voting

The Preferred Stock shall have voting rights equal in all aspects to the number of Common Stock represented by such Preferred Stock on an as converted basis and shall be entitled to vote on any and all matters brought to a vote of shareholders of Common Stock and all matters brought to a vote of shareholders of Preferred Stock.

(b) Dividends

No dividends shall be payable with respect to the Preferred Stock. No dividends shall be payable with respect to the Common Stock while the Preferred Stock is outstanding. The Common Stock shall not be redeemed while the Preferred Stock is outstanding.

(c) Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets of the Corporation, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the original purchase price paid per share before any distribution or payment shall be made to the Holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

(d) Conversion

Each share of Preferred Stock shall be initially convertible into ten shares of Common Stock at the option of the Holders, subject to the availability of Common Shares, at any time and from time to time from and after the Original Issue Date.

NOTE 9- INCOME TAX AND DEFERRED TAX ASSETS

(a) Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of Hong Kong and the PRC, the statutory CIT rates are 17.5% for Hong Kong and 33% in the PRC. The CIT rates applicable to the Company and its subsidiary for the years ended December 31, 2007 and 2006 were as follows:

No provision for Hong Kong profits tax has been made as the Company has no assessable profits for the years ended December 31, 2007 and 2006. Provision for PRC Enterprise Income Tax was provided at the applicable statutory CIT rate (2006:$nil).

Reconciliation of taxation for each year with the accounting income:

	For years ended December 31,
	2007	2006

Income before tax	$209,685	$85,734
Tax at the PRC profits tax rate of 33% in 2007 and 2006	$69,196	$28,292
Tax effect of non-taxable income	-	(72,076)
Utilization of previously unrecognized tax loss	-	(15,297)
Tax effect of different tax rates	(40,754)	(13,549)
Tax effect of tax losses not recognized	98,915	72,630
Taxation for the year	$127,357	$-

(b) Value Added Tax (“VAT”)

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. There was no VAT receivable or payable balance at December 31, 2007 and 2006.

(c) Deferred Tax Assets and Liabilities

As of December 31, 2007, Panyu has a net operating loss of approximate $66,178 eligible to be carried forward from 2008 to 2011. Under the PRC tax regulations Panyu is entitled to claim back its tax loss for up to prior 5 years of operations. No deferred tax asset was recorded in Panyu to reflect such tax loss because the PRC tax regulations change frequently and it is uncertain whether such deferred tax asset can be realized in subsequent years. As of December 31, 2007, Panyu recorded a gain on the foreign currency translation of a loan by Panyu. In accordance with the current tax laws of the PRC, the Company is required to pay PRC tax on the translation gain. Accordingly, the estimated tax liability was recorded as the deferred tax liabilities of Panyu as of December 31, 2007.

As of December 31, 2007, Parkade has no deferred tax asset can be realized in subsequent years.

NOTE 10 - RELATED PARTY TRANSACTIONS

Payables to associated companies consist of advances from these companies and payments on behalf of the Company by the respective companies. During the years ended December 31, 2007 and 2006, all movements of payables to associated companies consist of advances from these companies, payments on behalf of the Company, and the repayments of advances from the associated companies by the Company. The balances are unsecured and non interest bearing with no fixed payment terms, but are expected to be repaid to the companies during 2008.

Due to director consists of advances from a director and payments on behalf of the Company by the director. The amounts are unsecured and non interest bearing with no fixed payment terms, but are expected to be repaid to the director during 2008.

The Company has signed a project management contract for the period from January 2007 to December 2008 for the development of Clifford Garden with Richpro International Limited, a company owned by Clifford L.K. Pang at a cost equal to 5% of total construction cost of Clifford Garden, which the Company believes is equivalent to a project management agreement it may receive from an unaffiliated third party. During the years ended December 31, 2007 and 2006, the Company paid a management fee amounting to $499,155 and $nil respectively, to Richpro International Limited.

The Company has signed a consultancy agreement for the period from October 2007 to September 2009 for the sales and marketing planning and execution of Clifford Garden development project with Abroad Trading Limited, a company owned by Clifford L.K. Pang at a cost equal to 2% of total sales of Clifford Garden, which the Company believes is equivalent to a similar consultancy agreement it may receive from an unaffiliated third party. Since there were no sales and marketing activities during the year ended December 31, 2007 and 2006, no payment was paid to Abroad Trading Limited.

During the years ended December 31, 2007 and 2006, Parkade uses the office address of a related company for its registered address purpose. The registered address is provided free of charge for both years. The fair value of registered address is estimated to be $385 per annum.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

In conjunction with the real estate project, Clifford Gardens, that is located in Shawan, Panyu, Panyu committed to the Bureau of the Planning Office of Guangzhou City, PRC to construct certain educational facilities and public utility facilities associated with Clifford Gardens in accordance with the relevant regulations in the PRC.

Commitments for educational facilities and public utility facilities were approximately $37 million at December 31, 2007.

On August 3, 2007, Panyu entered into a banking facility with Bank of China for a bank loan of $19,204,389 for financing its construction projects. As of December 31, 2007, no drawings were made on the facility by Panyu.

NOTE 12 - SUBSEQUENT EVENTS

On January 28, 2008, the Company formed a corporation under the laws of the State of Nevada called Clifford China Estates Inc. ("Merger Sub") and on January 29, 2008, the Company acquired one thousand shares of Merger Sub's common stock for cash. As such, Merger Sub became the Company’s wholly-owned subsidiary.

On January 31, 2008, the Company’s name was changed to "Clifford China Estates Inc." from Elite Artz, Inc.

On January 31, 2008, the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s common and preferred stock approved by written consent, the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the capital stock of the Company to 225,000,000 shares, of which 200,000,000 shares were to be designated as common stock and 25,000,000 shares were to be designated as preferred stock (the “Charter Amendment”). On March 12, 2008, the Company mailed to its stockholders, an Information Statement disclosing the approval of the Charter Amendment. The Company shall be permitted to file an amendment to its Articles of Incorporation reflecting the Charter Amendment 20 days after the mailing of the Information Statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 9, 2008, we dismissed our principal independent accountants, Madsen & Associates CPA Inc. (“Madsen”). The decision to dismiss Madsen as our principal independent accountant was approved by our Board of Directors on January 9, 2008. Madsen’s report on our financial statements for the fiscal years ended December 31, 2005 and 2006 and the period July 15, 2002 to December 31, 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from January 1, 2005 through the date of Madsen’s dismissal, there were no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen, would have caused Madsen to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-B occurred within the period from July 15, 2002 through December 31, 2006 or through the date of this report.

We provided Madsen with a copy of the foregoing disclosures, and Madsen furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by us.

On January 9, 2008, we engaged GHP Horwath, P.C. (“Horwath”) as our new principal independent accountants, effective immediately upon the dismissal of Madsen. The decision to engage Horwath as our principal independent accountants was approved by our Board of Directors on January 9, 2008. During the period from July 15, 2002 through December 31, 2006, and through the date of the Madsen’s engagement, we did not consult with Horwath regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our inability to complete the Management’s Annual Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal controls over financial reporting was substantially delayed and is not complete as of the date of this annual report. Because we were not able to complete this report within the time period prescribed and include such report in this annual report on Form 10-KSB, our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•	Our independent registered public accounting firm has reported a material weakness in our disclosure controls and procedures.

In light of the foregoing, we are working diligently with our Board of Directors and outside advisors to design and implement more formal disclosure controls and procedures to ensure that such procedures are effective.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Until after the reverse merger with Elite Artz in October 2007, we did not know that would be required to assess and evaluate our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of the end of the period covered by this annual report on Form 10-KSB. Because we did not have an accurate understanding of when compliance with SOX 404 was required, we have not fully implemented SOX 404 as of today. In addition, we devoted substantial time and resources to be in compliance with the reporting requirement for the reverse merger, which further delayed our ability to document, assess and evaluate our internal controls over financial reporting. For the foregoing reasons, management’s assessment of the effectiveness of our internal control over financial reporting has been substantially delayed and is not complete.

Management is committed to take appropriate steps to implement compliance with SOX 404 and is in the process of hiring an independent consulting firm to document, identify any deficiencies or material weaknesses, evaluate and implement recommended changes and test our internal control over financial reporting. In making our assessment of internal control over financial reporting, management is using the criteria established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because our evaluation of internal control over financial reporting is not yet complete, we cannot assure you that we will not discover additional material weaknesses; however management will work with the independent consulting firm and work towards compliance with SOX 404 as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. Those material weaknesses are:

•	Absence of documented controls over related party transactions;

•	Lack of timely identification, research and resolution of accounting issues;

•	Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements; and

•	Lack of proper application of accrual based accounting principles required under US GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of March 17, 2008.

Name	Age	Title
Clifford LK, Pang	67	Chief Executive Officer, Chief Financial Officer and Director
Lai Hung, Man	48	Director
Derek W. Sun	30	Chief Operating Officer

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Clifford LK, Pang, 67, has served as the Chief Executive Officer, Chief Financial Officer and a director of the Company since December 4, 2007. Mr. Pang has over 20 years of experience in property development and marketing. In 1989, Mr. Pang found the Clifford Group and has been its CEO since then. Clifford Group has developed a number of residential communities in Guangdong Province of China including Clifford Bayview and Clifford Estates which is one of the largest private residential communities in China. Clifford Bayview and Clifford Estates have combined population of more than 100,000 and approximately 40,000 housing units. Clifford Estates not only consists of housing units, but also hospital and clinic, schools, private bus services, restaurants, club house, household service centers, hotel and service apartments. Mr. Pang graduated from the Indiana Institute of Technology, USA with a major in Civil Engineering in 1963. In 1965, he obtained a master degree of Engineering from the McGill University in Montreal, Canada. Mr. Pang is also a Member of National Committee of the Chinese People’s Political Consultative Conference of China.

Lai Hung, Man, 48, has served as a director of the Company since December 4, 2007. Ms. Man has over 20 years of experiences in sales and marketing of large-scale residential communities in China. Since 1989, Ms. Man has been the Director of Sales and Marketing of Clifford Group and was in charge of sales of a number of residential communities in Guangdong Province of China including Clifford Bayview and Clifford Estates, a $3 billion real property project. Clifford Estates is one of the largest private residential communities in China consisting of hospital and clinic, schools, private bus services, restaurants, club house, household service centers, hotel and service apartments. Clifford Bayview and Clifford Estates have combined population of more than 100,000 and approximately 40,000 housing units. Ms. Man graduated from the Chinese University of Hong Kong with a major in Business Administration in 1982. Ms. Man is the wife of Mr. Pang.

Derek W. Sun, 30, has served as the Chief Operating Officer of the Company since January 28, 2008. Mr. Sun has over ten years of experience in business development, consulting and management. From 2003 to January 2008, Mr. Sun was a junior engagement manager/senior associate at McKinsey & Company in Hong Kong where he developed business strategies and operations with a focus on companies located in Greater China. From 2002 to 2003, he was an Assistant Vice President of Best E-Solutions Limited. While at Best E-Solutions Limited, Mr. Sun led the business development effort and managed software development projects. From 1999 to 2002, he was a Senior Consultant at Tigris Consulting Corporation where he designed and developed various applications to optimize business performance. From 1997 to 1998, he was an assistant manager of a Chinese company, responsible for its internal operations and corporate strategy. Mr. Sun received a BS in operations research from Columbia University in 1999.

On January 4, 2008, the Company’s Board of Directors accepted the resignation of David Oman as a director of the Company. There were no disagreements between Mr. Oman and the Company that resulted in his resignation.

On December 4, 2007, the Company’s Board of Directors accepted the resignation of Lau Hing Bun as the Company’s CEO and a director of the Company. There were no disagreements between Mr. Lau and the Company that resulted in his resignation.

On July 18, 2007, the Company’s Board of Directors accepted the resignation of Wong Nga Leung as the Company’s CEO and a director, and appointed Lau Hing Bun to serve as the Company’s CEO and a director. There were no disagreements between Mr. Leung and the Company that resulted in his resignation.

Our executive officers are appointed annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

FAMILY RELATIONSHIPS

There are no family relationships between any of directors or executive officers except that Ms. Man is the wife of Mr. Pang.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The articles of incorporation of the Company limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. The articles of incorporation and bylaws of the Company provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. The bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, The Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

AUDIT COMMITTEE

We have not established an audit committees of the Board of Directors. Currently, our entire Board of Directors serves as our audit committee. We do not currently have a financial expert on our Board of Directors.

NO OTHER COMMITTEES

We have not established compensation, nominating executive or any other committees of the Board of Directors.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The Code was filed as Exhibit 14 to our annual report on Form 10-KSB for the year ended December 31, 2005 and has been incorporated by reference into this annaul report. A written copy of the Code will be provided upon request at no charge by writing to our Chief Operating Officer, Clifford China Estates Inc., 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong.

CHANGES IN DIRECTOR NOMINATION PROCESS FOR STOCKHOLDERS

None.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, none of our current officers, directors and owners of 10% or more of our outstanding shares have not filed Forms 3, 4 and 5 on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

We are aware of the following transaction with respect to Mr. Clifford Pang, our Chief Executive Officer, Chief Financial Officer and director:

•
On October 1, 2007, Mr. Pang acquired beneficial ownership of 43,881,200 shares of our Common Stock (representing 87.6% of our outstanding Common Stock) in connection with the consummation of the Share Exchange.

ITEM 10. EXECUTIVE COMPENSATION

Our current executive officers and directors received no compensation from the Company for the fiscal year ended December 31, 2007. None of our executives or directors served as executives or directors for the fiscal year ended December 21, 2006. No director or executive officer of the Company received any compensation from the Company for the fiscal year ended December 31, 2007 or December 31, 2006.

Currently, our directors are not compensated for serving on the Board of Directors. We currently have no employment agreements with any of our executive officers, nor any compensatory plan or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change in control, or from a change in any executive officer’s responsibilities following a change in control other than the following.

On January 28, 2008, we appointed Mr. Derek W. Sun as Chief Operating Officer. We entered into an indefinite written employment agreement with Mr. Sun dated the same day. The agreement remains in effect until terminated by either party. Mr. Sun shall be entitled to a base salary of HK$100,000 per month with an annual bonus equivalent to one month’s basic salary and an annual special bonus of HK$300,000. Mr. Sun shall also be entitled to annual salary adjustment, medical insurance and a pension plan administered under the Mandatory Provident Fund. The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong. Most employees and employers are required to contribute monthly to retirement funds provided by government approved private organizations. Contributions are based on a percentage of an employee’s salary. The contribution vests fully with the employee immediately upon payment into the funds. The employment agreement with Mr. Sun also sets out other benefits such as annual leave, business trip entitlement and allowance, etc.

Mr. Sun is subject to an indefinite confidentiality agreement with respect to any of the trade secrets or other confidential information of or relating to us. Mr. Sun is also subject to a non-competition agreement for a one-year period following the termination of his employment.

We maintain no stock option plan or other equity compensation plan for our directors, executive officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 7, 2008, certain information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock, which are our two outstanding classes of voting securities, by each person known to us to own beneficially more than 5% of our Common Stock and/or our Series A Preferred Stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse).

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned)	Percent of Class(1)	Number of Shares of Series A Preferred Stock Beneficially Owned	Percent of Class(2)

Clifford L.K. Pang, Chief Executive Officer and Director c/o Clifford China Estates Inc., 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong	90,000,000(3)	90.00%	4,611,880	92.22%
Lai Hung Man, Director c/o Clifford China Estates Inc., 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong	0	0	0	0
Derek W. Sun, Chief Operating Officer c/o Clifford China Estates Inc., 71F Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong	0	0	0	0
Sze Tang Li SFlat G, 8/FL Tower 3 The Waterfront 1 Austin Rd, West TST, Hong Kong	4,392,000(4)	8.78%	0	0
Total Held by Directors and Executive Officers (three individuals)	90,000,000	90.00%	4,611,880	92.22%

(1)	Based on a total of 50,000,000 shares of Common Stock outstanding on March 7, 2008.

(2)	Based on a total of 5,000,000 shares of Series A Preferred Stock outstanding as of March 7, 2008.

(3)
Includes (i) 43,881,200 shares of Common Stock and 2,111,880 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), each share of which is initially convertible into ten (10) shares of Common Stock, owned by Billion Express International Limited and (ii) 2,500,000 shares of Series A Preferred Stock, each share of which is initially convertible into ten (10) shares of Common Stock, owned by Profit Garden International Limited. Mr. Clifford L.K. Pang is the sole owner of Billion Express International Limited and Profit Garden International Limited. The shares of Series A Preferred Stock are convertible at any time at the option of the holder thereof, subject to the availability of a sufficient number of authorized shares of Common Stock for issuance upon such conversion. The Company anticipates that a sufficient number of shares of Common Stock shall be available within 60 days of March 7, 2008 in order to permit the holders of Series A Preferred Stock to convert such shares of Series A Preferred Stock into shares of Common Stock at their option.

(4)
Of the 4,392,000 shares beneficially owned by Sze Tang Li, (i) 2,368,800 of such shares are held by IPacific Asset Management Limited, of which Mr Li is the sole owner, (ii) 823,200 of such shares are held by IBroader Development Limited, of which Mr Li is the sole owner and (iii) 600,000 of such shares are held by Lap Woon Wong, the wife of Mr Li.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been since January 1, 2007 nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following.

On October 1, 2007, we entered into and completed an Agreement for Share Exchange with Clifford Manufacturing, the sole owner of Parkade International Limited pursuant to which we acquired 100% of the equity of Parkade. In consideration for the acquisition of the shares of Parkade, we issued to Clifford Manufacturing, a total of 43,881,200 shares of our Common Stock and 5,000,000 shares of our Series A Preferred Stock. Mr. Pang, our current Chief Executive Officer and a director of the Company was the sole shareholder of Clifford Manufacturing.

The Company has signed a project management contract for the period from January 2007 to December 2008 for the development of Clifford Garden with Richpro International Limited, a company owned by Clifford L.K. Pang at a cost equal to 5% of total construction cost of Clifford Garden, which the Company believes is equivalent to a similar project management agreement it may receive from an unaffiliated third party.

The Company has signed a consultancy agreement for the period from October 2007 to September 2009 for the sales and marketing planning and execution of Clifford Garden development project with Abroad Trading Limited, a company owned by Clifford L.K. Pang at a cost equal to 2% of total sales of Clifford Garden, which the Company believes is equivalent to a similar consultancy agreement it may receive from an unaffiliated third party.

Prior to the Parkade transaction, one of our shareholders Mr. Sze Tang Li beneficially owned 61.97% of the outstanding Common Stock of our predecessor, Elite Artz, Inc. According to the terms of the Agreement for Share Exchange, Mr. Li and other shareholders of Elite Artz retained the same number of shares in Elite Artz after the Parkade transaction. As a result of the Parkade transaction and the issue of 43,881,200 shares of Common Stock to Clifford Manufacturing, Mr. Sze Tang Li currently beneficially owns 8.78% of our outstanding Common Stock.

Mr. Sze Tang Li, is the controlling shareholder of as well as an officer of First Asia International Capital Markets Limited ("First Asia"). Prior to the Parkade transaction on September 12, 2007, Parkade entered into a Consultancy Agreement (the "Consultancy Agreement") with First Asia, pursuant to which First Asia agreed to provide advice and services to Parkade in connection with Parkade achieving its goals of listing on the American Stock Exchange (with the long term goal of listing on the New York Stock Exchange) and raising capital. In return, Parkade agreed to pay First Asia a total fee of US$800,000, of which US$600,000 was in exchange for the ownership of Elite Artz and US$200,000 was for First Asia's consulting fee. Also, an additional sum of US$140,000 would be payable for auditing fees (US$100,000), legal fees (US$20,000) and appraisal fees (US$20,000), which would be paid directly to the appropriate professional service firms by Clifford Manufacturing. As of March 27, 2008, Clifford Manufacturing has paid First Asia a total of US$700,000, which consists of the US$600,000 fee for the ownership of Elite Artz and a payment of US$100,000 as the first installment of First Asia's consulting fee. The remaining US$100,000 balance for the consulting fee to First Asia will become due 5 days after our successful listing on the American Exchange and will also be paid by Clifford Manufacturing. Clifford Manufacturing currently intends to seek reimbursement from us for any part of the fees paid or payable above.

In addition to the Consultancy Agreement, on September 12, 2007, Parkade also entered into a Capital Raising Consultancy Agreement (the "Capital Raising Agreement") with First Asia. Pursuant to the Capital Raising Agreement, First Asia would be the exclusive financial adviser in connection with Parkade's capital raising after the Parkade transaction for a period of 210 days from the date of the agreement, which period could be extended for no longer than 90 days. In return, First Asia would receive 10% of the gross proceeds of all capital raised in the form of cash as consulting and placement fee and another 10% of the gross proceeds of all capital raised in the form of stock options as service fee. As of March 26, 2008, no capital has been raised under the Capital Raising Agreement and we have not made any payment to First Asia pursuant to such agreement.

The Company does not currently have any independent directors.

ITEM 13. EXHIBITS

The following exhibits are included as part of this report:

2.1	Agreement for Share Exchange dated October 1, 2007 by and among Elite Artz, Inc., Parkade International Limited and Clifford Manufacturing Co. Ltd (1)

2.2	Agreement and Plan of Merger dated as of January 29, 2008 by and between Elite Artz, Inc. and Clifford China Estates Inc. (2)

3.1	Articles of Incorporation of the Company (3)

3.2	By-Laws of the Company (4)

3.3	Certificate of Designation of Preferences and Rights With Respect to Series A Preferred Stock (5)

14.1	Code of Ethics (6)

31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to the Company’s Form 8-K dated October 1, 2007.
(2) Incorporated by reference to the Company’s Form 8-K dated January 31, 2008.
(3) Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 27, 2004.
(4) Incorporated by Reference to the Company’s Registration Statement on Form SB-2 filed on December 27, 2004.
(5) Incorporated by reference to the Company’s Form 10-QSB for its fiscal quarter ended September 30, 2007.
(6) Incorporated by reference to the Company’s Annual Report on Form 10K-SB for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

With respect to the fiscal year ended December 31, 2006 and 2007, the aggregate audit fees billed by our independent registered public accounting firm, GHP Horwath PC, for professional services were as follows:

Fiscal Year	Audit		Other audit related	Tax	All other
2007	$100,000	(1)	—	—	—
2006	$90,000	(2)	—	—	—

(1) The fee was billed in 2008.
(2) The fee was for services rendered to Parkade.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB for our fiscal year ended December 31, 2007, audit or management’s assessment and effectiveness of internal controls over financial reporting.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

During the fiscal years ended December 31, 2006 and 2007, the aggregate audit fees billed by our former independent registered public accounting firm, K.W.Lam & Company, for professional services provided to Parkade prior to the Share Exchange were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2006	$2,051	$—	—	—
2007	$2,051	$—	—	—

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

All of the fees paid to for the fiscal years ended December 31, 2006 and 2007, described above were pre-approved by the Board of Directors.

Policy on Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2008.

Clifford China Estate Inc.

By:	/s/ Clifford L.K. Pang
Clifford L.K. Pang Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Clifford L.K. Pang
Clifford L.K. Pang Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

Date: March 31, 2008	/s/ Derek W. Sun
Derek W. Sun Chief Operating Officer

Date: March 31, 2008	/s/ Lai Hung Man
Lai Hung Man Director