Form 10-Q
period 2008-03-31
Clifford China Estates Inc
filed 2008-05-15
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ______________

Commission File No. 000-52020

CLIFFORD CHINA ESTATES INC.

(Formerly Elite Artz, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	331013808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong
(Address of principal executive offices)(Zip Code)

(+852) 2889-0183
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒            NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐            NO  ☒

As of May 12, 2008, the registrant had 50,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value) issued and outstanding.

Table of Contents

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,337,031	$5,282,725
Construction in progress - real estate for resale	33,843,904	21,848,349
Receivables from associated companies	—	486
Prepayments and other receivables	297,570	457,698
Total current assets	47,478,505	27,589,258

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	159,690	153,056

TOTAL ASSETS	$47,638,195	$27,742,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,533,920	$2,680,137
Payables to associated companies	15,969,837	17,616,038
Accrued expenses and other payables	86,353	91,659
Deferred tax liability	162,212	127,357
Due to director	5,964,760	5,706,764
Bank loan (Current portion)	6,403,233	—
Total current liabilities	32,120,315	26,221,955
NON-CURRENT LIABILITIES
Bank loan (Net of current portion)	13,518,095	—

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized, issued and outstanding at $0.001 par value	5,000	5,000
Common stock: 50,000,000 shares authorized, issued and outstanding at $0.001 par value	50,000	50,000
Additional paid in capital	4,520,764	4,188,355
Accumulated deficit	(3,184,599)	(3,077,576)
Accumulated other comprehensive income	608,620	354,580
TOTAL STOCKHOLDERS’ EQUITY	1,999,785	1,520,359
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,638,195	$27,742,314

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2008		2007

REVENUES		$—		$—
COST OF REVENUE		—		—
GROSS PROFIT		—		—
EXPENSES
General and administrative		223,888		40,327
		(223,888)		(40,327)
OTHER INCOME
Interest income		14,314		3,753
Exchange gain		136,729		127,357
Other		4		—
(LOSS) INCOME BEFORE INCOME TAXES		(72,841)		90,783
PROVISION FOR INCOME TAX		(34,182)		(31,839)
NET (LOSS) INCOME		(107,023)		58,944
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)		254,040		(37,139)
COMPREHENSIVE INCOME		$147,017		$21,805
Earnings per common share, basic and diluted	$	*	$	*
Weighted average number of common shares outstanding, basic and diluted		50,000,000		3,000,000

* Less than $.01 per share

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(107,023)	$58,944
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	3,727	3,618
Deferred income tax	34,182	31,839
Changes in operating assets and liabilities:
Additions to construction in progress	(10,638,133)	(245,374)
Decrease (increase) in prepayments and other receivables	173,785	(118,592)
Increase (decrease) in accounts payable	739,219	(869)
Decrease in accrued expenses	(7,061)	—

Net cash used in operating activities	(9,801,304)	(270,434)

Cash flows from investing activities
Purchase of property and equipment	(4,632)	(2,729)

Net cash used in investing activities	(4,632)	(2,729)

Cash flows from financing activities
Repayment received from associated companies	495	778,078
Advance to an associated company	-	(2,671,606)
Repayment to associated companies	(2,057,584)	(3,679,602)
Advance from a director	257,897	3,790,800
Increase in bank loan	19,536,657	—
Net cash provided by (used in) financing activities	17,737,465	(1,782,330)

Net increase (decrease) in cash and cash equivalents	7,931,529	(2,055,493)

Cash and cash equivalents - beginning of period	5,282,725	3,251,774
Effect of foreign exchange rate changes	122,777	545
Cash and cash equivalents - end of period	$13,337,031	$1,196,826

Supplemental disclosures of cash flow information
Imputed interest capitalized in construction in progress on related party payables	$326,267	$296,390
Cash paid for interest	$124,488	$—

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Clifford China Estates Inc. (the “Company”) was originally incorporated under the laws of the State of Delaware on July 15, 2002 under the name “North American Marketing Corporation” with authorized common stock of 50,000,000 shares with $0.001 par value. On March 25, 2004, the Company changed its domicile to the state of Nevada and changed its name to “Elite Artz, Inc.” (“Elite Artz”) with the addition of authorized capitalization of 20,000,000 shares of preferred stock with $0.001 par value.

On October 1, 2007, the Company entered into and completed an Agreement for Share Exchange (the “Agreement”) with Parkade International Limited (“Parkade”) and Clifford Manufacturing Co. Ltd. (“Clifford Manufacturing”), the sole shareholder of Parkade. Pursuant to the terms of the Agreement, Elite Artz acquired 100% ownership interest in Parkade from Clifford Manufacturing. Consideration paid by the Company to Clifford Manufacturing consisted of 43,881,200 shares of Elite Artz’ common stock and 5,000,000 shares of Elite Artz’ preferred stock (the “Acquisition”). Immediately following completion of the share exchange transaction, Parkade became a wholly owned subsidiary of Elite Artz and Elite Artz had 50,000,000 shares of its common stock issued and outstanding and 5,000,000 share of its preferred stock issued and outstanding. Each share of preferred stock is initially convertible into ten (10) shares of common stock at the option of the holders, subject to the availability of the common stock, at any time after the original issue date.

For accounting purposes, the acquisition of Parkade by Elite Artz has been recorded as a reverse acquisition of a public shell and recapitalization of Parkade was based on factors demonstrating that Parkade represents the accounting acquirer. The acquisition is equivalent to the issuance of stock by Parkade for the net monetary assets (which were not significant) of Elite Artz. The shareholder of Parkade received approximately 88% of the post Acquisition common stock of Elite Artz. In addition, the management personnel and the board of directors of the post-Acquisition company had previously held similar positions with Parkade.

On January 28, 2008, Elite Artz formed a corporation under the laws of the State of Nevada with the name “Clifford China Estates Inc.” (“Merger Sub”) and on January 29, 2008, Elite Artz acquired one thousand shares of Merger Sub’s common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of Elite Artz. On January 31, 2008, Merger Sub was merged with and into Elite Artz. As a result of the merger, the Company’s name was changed to “Clifford China Estates Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of Merger Sub then ceased. Clifford China Estates Inc. was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the Company’s directors, officers, capital structure or the business.

Through its wholly-owned subsidiary, Guangzhou City Clifford Development (Panyu) Company Limited (“Panyu”), a company established under the laws of the People’s Republic of China (the “PRC”), the Company owns land use rights in a real estate project known as Clifford Waterfront (“Clifford Waterfront”) (formerly known as Clifford Garden) located at Shawan Town, Panyu District of Guangzhou City, Guangdong Province, PRC. Clifford Waterfront occupies a plot of land of approximately 800,000 square feet and will consist of 24 blocks of high-rise residential buildings with a total saleable area of approximately 1,500,000 square feet after the completion of construction.

Glory Park International Limited (“GP”), a wholly-owned subsidiary of Parkade, was incorporated on January 22, 2008 under the laws of the British Virgin Islands. GP is a newly established entity; therefore, it did not have significant operations during the quarter ended March 31, 2008.

Parkade International Limited (“Parkade”) was incorporated on February 16, 1993 under the laws of the British Virgin Islands. Parkade engages in consultant services on placement of advertisement programs in Hong Kong for a company owned by Clifford Manufacturing.

Clifford Manufacturing was incorporated on July 14, 1989 under the laws of the British Virgin Islands. Clifford Manufacturing engages in subleasing of Hong Kong based industrial properties that are owned by an associated company of Clifford Manufacturing.

Clifford Manufacturing also controls other companies whose operations are related to the Company. As of March 31, 2008 and 2007, the Company has payables to other companies under common control.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its subsidiaries.

The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared by Clifford China Estates Inc. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 1, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, results of operations and cash flows for the three months ended March 31, 2008 and 2007, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China.

(b)	Construction in Progress - Real Estate for Resale

Construction in progress of real estate for resale consists of expenditures for land development including set-up cost, infrastructure cost, construction cost and indirect cost. Expenditures for land development are capitalized and are allocated to development projects by the specific identification method. Construction in progress is stated at the lower of cost or net realizable value. During 2008 and 2007, the Company had only one construction project in progress and no sales transactions related to sales of real estate.

(c)	Property and Equipment

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

(d)	Depreciation

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

Depreciation expense for the three months ended March 31, 2008 and 2007 was $3,727 and $3,618, respectively.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the three months ended March 31, 2008 and 2007.

(f)	Income Tax

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

In accordance with the relevant tax laws and regulations of the PRC and Hong Kong, the corporation income tax rate is 25% and 17.5% respectively. The Company recognizes certain income and expenses that do not conform to the timing and conditions allowed by the PRC tax authorities.

“Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

(g)	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and accounts payable approximate their fair value because of the short maturities of these instruments. The fair value of receivables from associated companies and payables to associated companies are not practical to estimate based upon the related party nature of the underlying transactions.

(h)	Revenue Recognition

During the three months ended 31 March 2008, no real estate sales are recorded as the real estate project is not yet completed. The real estate project is expected to be completed during the rest of the year ended December 31, 2008. Real estate sales will be reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Revenue from sale of residential properties is recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For Company financed sales, the Company is recognizing sales based on the full accrual method provided that the buyer’s initial and continuing investment is adequate according to SFAS No. 66. Initial investment is buyer’s down-payment less the loan amount provided by the Company. Interest on these loans is amortized over the terms of the loans.

(i)	Deferred Revenue

Deposits and advance proceeds from pre-sales of residential properties are recorded as deferred revenue, until such time when such units and/or spaces are available for occupation and delivered to buyers.

(j)	Real Estate Project Costs

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

Costs associated with units which are held for sale remain in project costs inventory until relevant units are sold.

(k)	Capitalized Interest Costs

Interest costs incurred are capitalized during the construction term of real estate projects, which normally begins when payments are made for land usage rights, and ends when the real estate project is substantially completed and held available for occupation.

Subsequent to completion of the real estate projects, interest costs are expensed when incurred.

(l)	Land Usage Right

All land belongs to the State in the PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial or residential purposes for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchanged in the market.

(m)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008 and 2007, there were no dilutive securities outstanding.

(n)	Use of Estimates

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

(o)	Retirement Benefits

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

Hong Kong requires companies to operate a mandatory provided fund plan, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to a maximum amount of $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the plan. Contributions to the plan are expensed in the statement of income as they become payable in accordance with the rules of the plan. The assets of the plan are held separately from those of the Company and managed by independent professional fund managers.

(p)	Comprehensive Income

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

(q)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Panyu is the Chinese Renminbi (“RMB”) while for Parkade it is Hong Kong Dollar (“HKD”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB and HKD at their historical exchange rates when the capital transactions occurred. Loan from a director is translated into United States dollars from RMB at its historical rate in accordance with the term of the loan agreement between the director and Panyu. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	2008	2007
Period end RMB : $ exchange rate	7.0277	7.7113
Average period RMB : $ exchange rate	7.1660	7.7512

Period end HKD : $ exchange rate	7.800	7.800
Average period HKD : $ exchange rate	7.800	7.800

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

(r)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all non-financial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its non-financial assets and liabilities.

NOTE 4 - CONSTRUCTION IN PROGRESS - REAL ESTATE FOR RESALE

Construction in progress - real estate for resale consists of expenditures for land development including set-up cost, infrastructure cost, construction cost and indirect cost stated at cost. Land use right is stated at the lower of cost or net realizable value.

Construction in progress - real estate for resale as of March 31, 2008 and December 31, 2007 is summarized as follows:

	As of March 31, 2008 (unaudited)	As of December 31, 2007

Cost of land use rights	$3,204,692	$3,089,411
Set-up costs	4,275,948	2,984,240
Infrastructure costs	1,547,664	1,233,659
Construction costs	24,262,423	14,510,139
Indirect costs	553,177	30,900
	$33,843,904	$21,848,349

NOTE 5 - PROPERTY AND EQUIPMENT

Property consists of 13 residential apartment units located in China that Panyu purchased in 1996. All the residential apartment units are used for the Company’s quarters for its workers for its construction project.

Equipment consists primarily of office computer equipment and other equipment.

Property and equipment

	As of March 31, 2008 (unaudited)		As of December 31, 2007

At cost:
Residential apartment properties	$313,291	*	$301,818	*
Computer equipment	7,443		2,811
Other equipment	398		398
	321,132		305,027

Less: Accumulated depreciation
Residential apartment properties	159,900		150,999
Computer equipment	1,439		881
Other equipment	103		91
	161,442		151,971

Property and equipment, net	$159,690		$153,056

* Balance change due to exchange rate difference between December 31, 2007 and March 31, 2008.

NOTE 6 - RECEIVABLES FROM ASSOCIATED COMPANIES

Receivables from associated companies represent advances from the Company to associated companies and are non interest bearing with no fixed repayment terms. The breakdown of receivables from associated companies as of March 31, 2008 and December 31, 2007 is summarized as follows:

	As of 31-Dec-07	During the quarter ended 31-March-08		As of 31-Mar-08
		Advances	Repayments	(unaudited)
Fartake Investment Ltd.	$275	$-	$275	$-
Guangzhou City Huadu Clifford Estate Ltd.	211	-	211	-
	$486	$-	$486	$-

NOTE 7 - PAYABLES TO ASSOCIATED COMPANIES

Payables to associated companies consist of amounts owed by the Company. The advances from the associated companies are mainly used for the Company’s construction projects in China. These liabilities are not secured by any of the Company’s assets, are interest bearing at 6% per annum and have no fixed repayment terms but are expected to be repaid to the companies during 2008. The breakdown of payables to associated companies as of March 31, 2008 and December 31, 2007 is summarized as follows:

	As of 31-Dec-07	For the quarter ended 31-Mar-08		As of 31-Mar-08
		Advances	Repayments	(unaudited)

Clifford Investment Co. Ltd.	$4,515,074	$-	$-	$4,515,074
Guangzhou City Clifford Property Limited	1,783,294	-	-	1,849,838	*
Guangzhou City Guanwan Property Ltd.	1,783,294	-	-	1,849,838	*
Foshan City Clifford Estates (Nanhoi) Ltd.	3,017,882	-	-	3,130,494	*
Foshan City Clifford Property (Nanhoi) Ltd.	1,371,765	-	1,371,765	-
Guangzhou City Clifford Property Management Limited	4,458,910	-	-	4,624,593	*
Guangzhou City Huadu Clifford Development Ltd	685,819	-	685,819	-

	$17,616,038	$-	$2,057,584	$15,969,837

* Balance change due to exchange rate difference between December 31, 2007 and March 31, 2008.

NOTE 8 - BANK LOAN

On August 3, 2007, Panyu obtained a bank loan from the Bank of China in the amount of $19,921,328 to finance the construction projects. The bank loan is due in 36 months from the initial draw date, and bears interest at The People's Bank of China legal standard rate times 90% (6.8040% as of March 31, 2008). The bank loan is guaranteed by Foshan Clifford Estates (Nanhoi) Ltd., an associated company, and was drawn during the three-month period ended March 31, 2008. The bank loan requires repayment of $2,845,881 before September 30, 2008, accumulated repayment of $6,403,233 before March 31, 2009, and accumulated repayment of $9,960,585 before September 30, 2009. The remaining balance must be repaid before the expiration date of the loan or before the Company sells 85% of the total square meters of the Clifford Waterfront project, whichever is earlier.

NOTE 9 - PREFERRED STOCK

Our Series A preferred stock has the following characteristics:

(a)	Voting

The preferred stock has voting rights equal in all aspects to the number of common stock represented by such preferred stock on an as converted basis and is entitled to vote on any and all matters brought to a vote of shareholders of common stock and all matters brought to a vote of shareholders of preferred stock.

(b)	Dividends

No dividends are payable with respect to the preferred stock. No dividends are payable with respect to the common stock while the preferred stock is outstanding. The common stock is not redeemable while the preferred stock is outstanding.

(c)	Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of preferred stock are entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of preferred stock an amount equal to the original purchase price paid per share before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of preferred stock are to be distributed among the holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

(d)	Conversion

Each share of preferred stock is initially convertible into ten shares of common stock at the option of the holders, subject to the availability of common shares, at any time and from time to time from and after the original issue date.

NOTE 10 - INCOME TAX AND DEFERRED TAX ASSETS / LIABILITIES

(a)	Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of Hong Kong and the PRC, the statutory CIT rates are 17.5% for Hong Kong and 25% (33% for the three months ended March 31, 2007) in the PRC.

No provision for Hong Kong profits tax has been made as the Company has no assessable profits for the three months ended March 31, 2008 and 2007. Provision for PRC Enterprise Income Tax was provided at the applicable statutory CIT rate.

(b)	Deferred Tax Assets and Liabilities

As of March 31, 2008, Panyu has an accumulated net operating loss of $146,783 eligible to be carried forward from 2008 to 2011. Under the PRC tax regulations Panyu is entitled to claim back its tax loss for up to prior 5 years of operations. No deferred tax asset was recorded in Panyu to reflect such tax loss because the PRC tax regulations change frequently and it is uncertain whether such deferred tax asset can be realized in subsequent years.

As of March 31, 2008, Panyu recorded a gain on the foreign currency translation of a loan to Panyu. In accordance with the current tax laws of the PRC, the Company is required to pay PRC tax on the translation gain. Accordingly, the estimated tax liability in the amount of $162,212 was recorded as a deferred tax liability of Panyu as of March 31, 2008.

NOTE 11 - RELATED PARTY TRANSACTIONS

Payables to associated companies consist of advances from these companies and payments on behalf of the Company by the respective companies. During the three months ended March 31, 2008 and 2007, all movements of payables to associated companies consist of advances from these companies, payments on behalf of the Company, and the repayments of advances from the associated companies by the Company. The balances are unsecured and non interest bearing with no fixed payment terms, but are expected to be repaid to the companies during 2008.

Due to director consists of advances from a director and payments on behalf of the Company by the director. The amounts are unsecured and non interest bearing with no fixed payment terms, but are expected to be repaid to the director during 2008. An amount of $257,897 was advanced from a director during the quarter.

The Company has signed a project management contract for the period from January 2007 to December 2008 for the development of Clifford Waterfront with Richpro International Limited, a company owned by Clifford L.K. Pang (“Mr. Pang”), the Company’s Chief Executive Officer, Chief Financial Officer and Director, at a cost equal to 5% of total construction cost of Clifford Waterfront, which the Company believes is equivalent to a project management agreement it may receive from an unaffiliated third party. During the three months ended March 31, 2008, management fee paid to Richpro International Limited amounted to $611,798. Nil for the corresponding period in 2007.

The Company has signed a consultancy agreement for the period from October 2007 to September 2009 for the sales and marketing planning and execution of Clifford Waterfront development project with Abroad Trading Limited, a company owned by Mr. Pang, at a cost equal to 2% of total sales of Clifford Waterfront, which the Company believes is equivalent to a similar consultancy agreement it may receive from an unaffiliated third party. Since there were no sales and marketing activities during the three months ended March, 31, 2008 and 2007, no payment was paid to Abroad Trading Limited.

During the three months ended March 31, 2008 and 2007, Parkade used the office address of a related company for its registered address purpose. The registered address is provided free of charge for both periods. The fair value of registered address is estimated to be $385 per annum for each year.

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Commitments for outstanding construction work for Clifford Waterfront were $34 million as of March 31, 2008. The commitments should be fulfilled by the end of 2008 when the project is estimated to be fully completed.

We expect to meet our capital commitments through internally generated cash flow and from future borrowings.

NOTE 13 - SUBSEQUENT EVENTS

On April 1, 2008, our subsidiary, Panyu, entered into a consultancy agreement for the period from April 1, 2008 to March 31, 2009 for the international sales and marketing planning and execution of Clifford Waterfront development project with Hitech Company Limited, a company owned by Mr. Pang, the Company’s Chief Executive Officer, Chief Financial Officer and Director, at a cost equal to 2% of total sales of Clifford Waterfront, which the Company believes is equivalent to a similar consultancy agreement it may receive from an unaffiliated third party. There were no sales and marketing activities between April 1, 2008 and May 12, 2008, therefore, no payments were made to Hitech Company Limited.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our significant accounting policies are summarized in Note 3 to our interim financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

Please refer to footnote 3(r) of our quarterly financial statements appearing above.

Liquidity and Capital Resources

We have financed our growth and cash needs to date with temporary loans from affiliated companies and directors. In addition, on August 3, 2007, Panyu, our wholly-owned subsidiary, entered into a long-term loan agreement with the Bank of China in the amount of $19,921,328 for financing the construction project Clifford Waterfront. The bank loan, guaranteed by Foshan Clifford Estates (Nanhoi) Ltd., an associated company, was drawn during the three-month period ended March 31, 2008. The following sets out our cash position as at March 31, 2008 and our cash flows for three months ended March 31, 2008 and 2007.

Cash Position

As at March 31, 2008, the Company had cash and cash equivalents and working capital in the amount of $13,337,031 and 15,358,190, respectively.

Cash Flow

	For the three months ended March 31,
	2008	2007

Net cash (used in) operating activities	$(9,801,304)	$(270,434)
Net cash (used in) investing activities	$(4,632)	$(2,729)
Net cash provided by (used in) financing activities	$17,737,465	$(1,782,330)
Net increase (decrease) in cash and cash equivalents	$7,931,529	$(2,055,493)

Cash flows from operating activities

Net cash used in operating activities was $9,801,304 for the period ended March 31, 2008, an increase of $9,530,870 from $270,434 for the same period in 2007. The increase was mainly due to an increase of construction in progress for the Clifford Waterfront project.

Cash flows from investing activities

The investing activities represent the purchase of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $17,737,465 as compared to net cash used of $1,782,330 for the three months ended March 31, 2007. The increase was mainly attributable to a net increase in bank borrowings from the Bank of China. We believe that our available cash and cash equivalents as at March 31, 2008, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.

Results of Operations - Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the three-month period ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage changes from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008.
	Three months ended March 31,
	2008	2007	Change	% Change
Revenue	$—	$—	$—	—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—
General & administrative	223,888	40,327	183,561	455%
Sales & marketing	—	—	—	—
Finance	—	—	—	—
(Loss) from operations	(223,888)	(40,327)	(183,561)	455%
Other income	151,047	131,110	19,937	15%
Provision for taxation	(34,182)	(31,839)	(2,343)	7%
Minority interests	—	—	—	—
Net (loss) income	(107,023)	58,944	(165,967)	(282%)

Revenues and Cost of Sales

No sales were recognized as sales of Clifford Waterfront units have not commenced as of March 31, 2008.

Operating expenses

Selling and marketing

As construction of Clifford Waterfront has not been completed as of March 31, 2008, no selling and marketing expenses were incurred.

General and administrative

General and administrative expenses consist of the following:

	For the three months ended March 31,
	2008	2007
Salaries	$36,836	$34,615
Insurance	10,306	621
Legal and professional fee	140,519	774
Stamp duty and property tax	27,634	6
Others	8,593	4,311
	$223,888	$40,327

Legal and other professional fee

Legal and professional fees composed of legal and professional service fee in the amount of $49,435 for 2008 (2007:nil) and audit fee in the amount of $91,084 for 2008(2007: $774). The increase of legal and professional service fee was mainly due to the facts that the Company has started to pay legal and accounting fees in 2008. In addition, the audit fee in the amount of $91,084 were paid for audit services rendered in connection with the 2007 audit.

Stamp duty and property tax

The stamp duty incurred in the period ended March 31, 2008 was for the construction contracts of Clifford Waterfront project. No construction work was performed in the corresponding period in 2007 and therefore only a minimal stamp duty or property taxes were incurred.

Other Income

Other income consists of interest income in the amount of $14,314 for 2008 (2007: $3,753) and exchange gain in the amount of $136,729 for 2008 (2007:$127,357).

Income (loss) before tax

As a result of the above changes, (loss) income before income taxes for the first quarter of 2008 went from a profit of $90,783 in 2007 to a loss of $72,841 in 2008.

Inflation

The Company’s business, as well as the real estate industry in general, is affected by a number of economic factors including inflation. Inflation already had an impact and may continue to affect our major construction and development costs in the foreseeable future. The ability of the Company to pass on product cost increases in the form of increased sales prices is dependant upon market conditions. Such price increases might reduce the number of people who are able to afford the homes offered by the Company. However, it is our management’s objective to control our cost structure to mitigate the effect of inflation. Also, inflationary trends affect interest rates, therefore, a portion of our finance costs may increase.

Currency Exchange Fluctuations

A majority of our expenses were denominated in Renminbi (“RMB”), the currency of China and in Hong Kong Dollar (“HKD”), the currency of Hong Kong. There can be no assurance that RMB-to-U.S. dollar exchange rates and HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of the RMB or the HKD relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Trends or Uncertainties

Our management has identified some trends and uncertainties that may unfavorably affect the Company’s future sales and profitability. First, austerity measures implemented by the Chinese government have taken aim at the fast growing real estate industry. Regulations such as tightening lending to real estates developers and restricting usage on borrowed capital have caused developers to operate with a relatively limited source and amount of capital. Moreover, increased mortgage interest rate has added some burden to consumers, and this has become one of the major factors in causing the reduction in housing transaction volume. Second, inflation has caused significant increase in construction costs. According to the National Bureau of Statistics of China, overall construction prices have increased by 12.4% in the first quarter of 2008. Within construction prices, material prices rose by 13.7%, and labor costs rose by 13.5%. We believe that inflation will continue to add pressure on our construction costs in the coming quarters. Finally, in the attempt to stimulate sales, some of our competitors in Panyu have cut prices of their newly developed properties. This has increased pressure on our pricing for Clifford Waterfront, sales of which will commence in the next quarter. Going forward, our management will closely monitor these trends and minimize the impact from these adverse trends and uncertainties. We will continue to employ a prudent financial management strategy to ensure smooth and efficient operations.

Plan of Operation

We have not identified any future projects yet, however, we are working on proposals for projects that are suitable to us and will utilize our competitive advantages.

We do not plan to perform any product research and development in the next twelve months. We also do not expect to make any purchases or sales of plant and significant equipment.

We do not expect significant changes in the number of employees. However, the number of employees in our sales and marketing department may increase slightly as we approach the sales date of Clifford Waterfront.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 4T. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our inability to complete the Management’s Annual Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal controls over financial reporting was substantially delayed and is not complete as of the date of this quarterly report. Because we were not able to complete this report within the time period prescribed our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•	Our independent registered public accounting firm has reported a material weakness in our disclosure controls and procedures.

In light of the foregoing, we are working diligently with our Board of Directors and outside advisors to design and implement more formal disclosure controls and procedures to ensure that such procedures are effective.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

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

Until after the reverse merger with Elite Artz in October 2007, we did not know that would be required to assess and evaluate our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of the end of the period covered by the last annual report on Form 10-KSB. Because we did not have an accurate understanding of when compliance with SOX 404 was required, we have not fully implemented SOX 404 as of today. In addition, we devoted substantial time and resources to be in compliance with the reporting requirement for the reverse merger, which further delayed our ability to document, assess and evaluate our internal controls over financial reporting. For the foregoing reasons, management’s assessment of the effectiveness of our internal control over financial reporting has been substantially delayed and is not complete.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2008, the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s common and preferred stock approved by written consent, an amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock of the Company to 225,000,000 shares, of which 200,000,000 shares were designated as common stock and 25,000,000 shares were designated as preferred stock (the “Charter Amendment”). On March 12, 2008, the Company mailed to its stockholders, an Information Statement disclosing the approval of the Charter Amendment.

Item 5. OTHER INFORMATION

On January 22, 2008, our subsidiary, Parkade International Limited established a wholly-owned subsidiary, Glory Park International Limited (“GP”), under the laws of the British Virgin Islands. GP did not have significant operations during the current quarter.

On April 1, 2008, our subsidiary, Panyu, entered into a consultancy agreement for the period from April 1, 2008 to March 31, 2009 for the international sales and marketing planning and execution of Clifford Waterfront development project with Hitech Company Limited, a company owned by Clifford L.K. Pang, a director of the Company, at a cost equal to 2% of total sales of Clifford Waterfront.

On April 16, 2008, we terminated the Capital Raising Consultancy Agreement with First Asia International Capital Markets Limited, which acted as our financial adviser.

Item 6. EXHIBITS.

Exhibit No.	Description
10.1	Loan Agreement by and between the Bank of China and Guangzhou City Clifford Development (Panyu) Company Limited, dated August 3, 2007 *

10.2	Amendment to Loan Agreement by and between the Bank of China and Guangzhou City Clifford Development (Panyu) Company Limited, dated January 19, 2008.*

10.3	Consultancy Agreement by and between Guangzhou City Clifford Development (Panyu ) Company Limited and Hitech Company Limited dated April 1, 2008.*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	Clifford China Estates Inc.

By: /s/ Clifford L.K. Pang
Clifford L.K. Pang
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Accounting and Financial Officer)