Form 10-Q
period 2008-06-30
Clifford China Estates Inc
filed 2008-08-14
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 13, 2008, the registrant had 50,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value) issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,076,344	$5,282,725
Restricted cash	2,142,101	-
Construction in progress - real estate for resale	49,337,687	21,848,349
Prepayments and other assets	592,547	457,698
Deferred selling cost	454,316	-
Receivables from an associated company	1,059,659	486
Total current assets	55,662,654	27,589,258

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation	193,072	153,056
TOTAL ASSETS	$55,855,726	$27,742,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loan (Current portion)	$6,570,653	$-
Accounts payable	3,103,979	2,680,137
Accrued expenses and other payables	493,867	91,659
Deferred revenue	6,477,008	-
Due to director	6,236,877	5,706,764
Taxes payable	384,649	-
Deferred tax liability	203,329	127,357
Payables to associated companies	17,904,238	17,616,038
Total current liabilities	41,374,600	26,221,955

NON-CURRENT LIABILITIES
Bank loan (Net of current portion)	13,871,379	-
TOTAL LIABILITIES	55,245,979	26,221,955

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized, issued and outstanding at $0.001 par value	5,000	5,000
Common stock: 50,000,000 shares authorized, issued and outstanding at $0.001 par value	50,000	50,000
Additional paid in capital	4,906,580	4,188,355
Accumulated deficit	(5,214,160)	(3,077,576)
Accumulated other comprehensive income	862,327	354,580
TOTAL STOCKHOLDERS’ EQUITY	609,747	1,520,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,855,726	$27,742,314

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six-months ended		Three-months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES	$-	$-	$-	$-
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-
EXPENSES	-	-	-	-
Selling, general and administrative	1,979,122	81,730	1,755,234	41,403
	(1,979,122)	(81,730)	(1,755,234)	(41,403)
OTHER INCOME		-		-
Interest income	29,109	6,181	14,795	2,424
Exchange gain	239,836	342,005	103,107	214,648
Other	5,837	33	5,833	33
(LOSS) INCOME BEFORE INCOME TAXES	(1,704,340)	266,489	(1,631,499)	175,702
INCOME TAX EXPENSE	(432,244)	(85,501)	(398,062)	(53,662)
NET (LOSS) INCOME	(2,136,584)	180,988	(2,029,561)	122,040
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)	507,747	(10,697)	253,707	26,442
COMPREHENSIVE (LOSS) INCOME	$(1,628,837)	$170,291	$(1,775,854)	$148,482

Earnings per common share, basic and diluted	*	*	*	*

Weighted average number of common shares outstanding, basic and diluted	50,000,000	3,000,000	50,000,000	3,000,000

* Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net (loss) income	$(2,136,584)	$180,988
Adjustments to reconcile net (loss) income to net cash used in operating activities:		-
Depreciation	8,189	6,481
Deferred income tax	432,244	85,501
Changes in operating assets and liabilities:
(Increase) in restricted cash	(2,142,101)	-
(Additions) to construction in progress	(25,245,691)	(1,252,196)
(Increase) decrease in prepayments and other assets	(102,882)	658,618
(Increase) in receivables from a related company	(1,025,598)	-
(Increase) in deferred selling cost	(439,713)	-
Increase (decrease) in accounts payables	244,868	(907)
Increase in accrued expenses and other payables	385,524	-
Increase in deferred revenue	6,268,816	-
Net cash used in operating activities	(23,752,928)	(321,515)

Cash flows from investing activities
(Purchase) disposal of property and equipment, net	(29,185)	4,598
Net cash (used in) provided by investing activities	(29,185)	4,598

Cash flows from financing activities
Advances from related companies	4,460,285	4,534,409
Repayments to related companies	(4,997,596)	(7,049,975)
Advances to a related company	-	(2,590,945)
Advance from a director	530,113	3,791,978
Increase in long-term bank loan	13,425,509	-
Increase in short-term bank loan	6,359,451	-
Net cash provided by (used in) financing activities	19,777,762	(1,314,533)

Net decrease in cash and cash equivalents	(4,004,351)	(1,631,450)
Cash and cash equivalents - beginning of period	5,282,725	3,251,774
Effect of foreign exchange rate changes	797,970	(226,567)
Cash and cash equivalents - end of the period	$2,076,344	$1,393,757

Supplemental disclosures of cash flow information
Imputed interest capitalized in construction in progress on related party payables	753,702	630,283
Cash paid for interest	507,484	-

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

For accounting purposes, the acquisition of Parkade by Elite Artz has been recorded as a reverse acquisition of a public shell and the recapitalization of Parkade was based on factors demonstrating that Parkade represents the accounting acquirer. The acquisition is equivalent to the issuance of stock by Parkade for the net monetary assets (which were not significant) of Elite Artz. The shareholder of Parkade received approximately 88% of the post Acquisition common stock of Elite Artz. In addition, the management personnel and the board of directors of the post-Acquisition company had previously held similar positions with Parkade.

On January 28, 2008, Elite Artz formed a corporation under the laws of the State of Nevada with the name “Clifford China Estates Inc.” (“Merger Sub”) and on January 29, 2008, Elite Artz acquired 1,000 shares of Merger Sub’s common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of Elite Artz. On January 31, 2008, Merger Sub was merged with and into Elite Artz. As a result of the merger, the Company’s name was changed to “Clifford China Estates Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of Merger Sub then ceased. Clifford China Estates Inc. was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the Company’s directors, officers, capital structure or the business.

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

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Parkade International Limited (“Parkade”), a wholly-owned subsidiary, was incorporated on February 16, 1993 under the laws of the British Virgin Islands. Parkade is an investment holding company.

Glory Park International Limited (“GP”), a wholly-owned subsidiary of Parkade, was incorporated on January 22, 2008 under the laws of the British Virgin Islands. GP is a newly established entity that is used by the Company for the payment of certain expenses.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements include the accounts of Clifford China Estates Inc. and its wholly-owned subsidiaries (collectively referred as the “Company”).

The Company’s condensed consolidated financial statements as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions of Form 10-Q and Rule10-01 of Regulation S-X .

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 1, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

In the opinion of the management, all adjustments (which comprise of only normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the three and six-month periods ended June 30, 2008 and 2007, have been included.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“USD”). The Company has subsidiaries whose functional currencies are dominated in Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”).

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capital accounts of the consolidated financial statements are translated into USD from RMB and HKD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	2008	2007
Period end RMB : $ exchange rate	6.84863	7.7113
Average period RMB : $ exchange rate	7.07608	7.7512

Period end HKD : $ exchange rate	7.800	7.800
Average period HKD : $ exchange rate	7.800	7.800

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

NOTE 3 - RESTRICTED CASH

Pursuant to Rules and Regulations of the State-Owned Land Resource Bureau (“SOLRB”), the Company is required to place in designated bank accounts certain amounts of pre-sale proceeds as guarantee deposits for construction of related properties. The deposits can only be used for purchases of construction materials and payments of construction fees on the respective properties after approval from the SOLRB is obtained. Such guarantee deposits will only be released upon completion of construction of related pre-sold property or issuance of the real estate ownership certificate, whichever is earlier. As of June 30, 2008, the Company has restricted cash in its banks as guarantee deposits in the amount of $2,142,100.

NOTE 4 - CONSTRUCTION IN PROGRESS - REAL ESTATE FOR RESALE

Construction in progress of real estate for resale consists of expenditures for land development including set-up cost, infrastructure cost, construction cost and indirect cost. Construction cost also includes interest costs which comprise both interest and imputed interest on bank and related party loans. These interest costs are capitalized during the construction term of real estate projects, which normally begins when payments are made for land usage rights, and ends when the real estate project is substantially completed and held available for occupation. Costs subsequent to the completion of construction are usually minor amounts and are expensed as incurred.

Expenditures for land development are capitalized and are allocated to development projects by the specific identification method. Construction in progress is stated at the lower of cost or net realizable value. During 2008 and 2007, the Company had only one construction project in progress.

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Construction in progress - real estate for resale as of June 30, 2008 and December 31, 2007 is summarized as follows:

	As of June 30 , 2008 (unaudited)	As of December 31, 2007

Cost of land use rights	$3,323,419	$3,089,411
Set-up costs	5,926,006	2,984,240
Infrastructure costs	2,507,721	1,233,659
Construction costs	37,484,874	14,510,139
Indirect costs	95,667	30,900
	$49,337,687	$21,848,349

All land belongs to the State in the PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial or residential purposes for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchanged in the market. The Company has obtained the land use rights from Panyu Sub-bureau of Land Resources of Guangzhou for its Clifford Waterfront project for a period of 70 years.

Interest costs included in the construction cost amounted to $2,637,100 during the six months ended June 30, 2008 (for the same period in 2007, it was $1,260,500).

Capitalized costs are allocated to real estate projects the Company holds for sale. Allocation of costs is based on a cost-per-square-meter method. Costs associated with units which are held for sale remain in project costs inventory until relevant units are sold.

The Company expects that the construction work will be fully completed by the end of 2008. The cost of the pre-sold residential units is deferred and recognized only when the corresponding sales are closed and recognizable, which is expected to occur during 2009 (Note 12).

NOTE 5 - PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets include material deposits paid to suppliers and quality assurance deposits paid to the local government. As of June 30, 2008, the quality assurance deposits amounted to $173,900, which are to be returned to the Company after the construction is completed.

Other assets also include sales/business tax paid to the government based on sales proceeds received by the Company during the period. During the six months ended June 30, 2008, sales tax recorded as deferred expense was $308,100, of which $153,300 was submitted to the government and $154,800 was payable.

NOTE 6 - DEFERRED SELLING COSTS

During the six months ended June 30, 2008, the Company has incurred selling costs such as marketing, sales commission and referral expense. These costs are directly related to real estate sales, and management believes that these costs are recoverable. Therefore, the costs have been deferred and will be charged to expense when the related revenue is recognized.

NOTE 7 - PROPERTY AND EQUIPMENT

Property consists of 13 residential apartment units located in China that Panyu purchased in 1996. All the residential apartment units are used for the Company’s quarters for its workers for its construction project. The net book value of these units as of June 30, 2008 was approximately $153,700. Included in property is a motor vehicle that the Company purchased in May 2008 with a net book value of $23,000 as of June 30, 2008.

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equipment consists primarily of office equipment with a net book value of $16,300 at June 30, 2008.

Using the straight-line depreciation method, property and equipment are depreciated over their respective useful lives after subtracting 10% residual value of the original cost.

NOTE 8 - RECEIVABLES FROM ASSOCIATED COMPANIES

Receivables from associated companies, which are either directly or indirectly controlled by Mr. Pang, represent advances made by the Company to these associated companies and are non-interest bearing with no fixed repayment terms. The breakdown of receivables from the associated companies as of June 30, 2008 and December 31, 2007 is summarized as follows:

	As of	Movement during the period		As of
	Dec 31, 2007	Advances	Repayments	June 30, 2008
		(i)
Clifford Real Estate Agency Ltd	$-	$1,050,193	$24,594	$1,059,659
Fartake Investment Ltd.	275	-	275	-
Guangzhou City Huadu Clifford Estate Ltd.	211	-	211	-
	$486	$1,050,193	$25,080	$1,059,659

Due to the exchange rate difference, the ending balance at June 30, 2008 may not reconcile to balances brought forward plus advances and minus repayments.

(i) This represents pre-sale proceeds amount received on behalf of the Company by Clifford Real Estate Agency Ltd.

NOTE 9 - PAYABLES TO ASSOCIATED COMPANIES

Payables to associated companies consist of amounts owed by the Company to such associated companies, which are either directly or indirectly controlled by Mr. Pang. The advances from the associated companies are mainly used for the Company’s construction projects in China. These liabilities are not secured by any of the Company’s assets, have no fixed repayment terms but are expected to be repaid to the companies during 2008 and 2009. Balances marked with an asterisk (“*”) are interest bearing at 6.8% per annum. The breakdown of payables to associated companies as of June 30, 2008 and December 31, 2007 is summarized as follows:

	As of		Movement during the period		As of
	Dec 31, 2007		Advances	Repayments	June 30, 2008

Guangzhou City Clifford Property Limited	$1,783,294		$-	$-	$1,898,187*
Guangzhou City Clifford Property Management Limited	4,458,910		-	-	4,745,472*
Guangzhou City Guanwan Property Ltd.	1,783,294		-	-	1,898,189*
Foshan City Clifford Estates (Nanhoi) Ltd.	3,017,882		-	2,826,423	292,029*
Foshan City Clifford Property (Nanhoi) Ltd.	1,371,765	*	-	1,413,211	-

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clifford Estates (Panyu) Limited	-	41,806	7,355	35,595
Clifford (Panyu) Property management ltd	-	23,170	393	23,534
Clifford Estates Resort Center	-	18,408	18,218	196
Guangzhou City Huadu Clifford Development Ltd	685,819	-	706,540	-
Guangzhou City Clifford Industrial Estates (Huadu) Limited	-	1,413,211	-	1,460,145*
Guangzhou City Clifford Supermarket (Panyu)	-	408	-	422
Clifford Farm	-	12	-	13
Richpro International Limited	-	1,807,825	25,455	1,841,564
Abroad Trading Limited	-	202,820	-	209,556
Hitech Company Limited	-	203,357	-	210,111
Pearl Exhibition and Convention Centre Ltd	-	749,267	-	774,150
Clifford Investment Co. Ltd.	4,515,074	-	-	4,515,074
	$17,616,038	$4,460,284	$4,997,595	$17,904,237

Due to the exchange rate difference, the ending balance at June 30, 2008 may not reconcile to balances brought forward plus advances and minus repayments.

RELATED PARTY TRANSACTIONS

On December 12, 2006, the Company signed a project management contract for the period from January 2007 to December 2008 for the development of Clifford Waterfront with Richpro International Limited, a company owned by Clifford L.K. Pang (“Mr. Pang”), the Company’s Chief Executive Officer, Chief Financial Officer and Director, at a cost equal to 5% of total construction cost of Clifford Waterfront, which the Company believes is equivalent to a project management agreement it may receive from an unaffiliated third party. During the six-months ended June 30, 2008, the management fees paid to Richpro International Limited amounted to $1,841,600. Nil for the corresponding period in 2007.

On September 10, 2007, the Company signed a consultancy agreement for the period from October 2007 to September 2009 for the sales and marketing planning and execution of Clifford Waterfront development project with Abroad Trading Limited, a company owned by Mr. Pang, at a cost equal to 2% of total sales of Clifford Waterfront, which the Company believes is equivalent to a similar consultancy agreement it may receive from an unaffiliated third party. During the six months ended June 30, 2008, the marketing fees paid to Abroad Trading Limited amounted to $209,600. Nil for the corresponding period in 2007.

On April 1, 2008, the Company entered into a consultancy agreement for the period from April 1, 2008 to March 31, 2009 for the international sales and marketing planning and execution of Clifford Waterfront development project with Hitech Company Limited, a company owned by Mr. Pang, at a cost equal to 2% of total sales of Clifford Waterfront, which the Company believes is equivalent to a similar consultancy agreement it may receive from an unaffiliated third party. During the six months ended June 30, 2008, the marketing fees paid to Hitech Company Limited amounted to $210,100. Nil for the corresponding period in 2007.

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 1 2008, the Company entered into a service agreement with Clifford Estates (Panyu) Limited (“Clifford Estates”), a company owned by Mr. Pang. Under the terms of the agreement, upon request, Clifford Estates, will provide service in information technology, human resources, purchasing, transportation and conference room rental. In return the Company will pay Clifford Estate a monthly fee of $4,300 which the Company believes is equivalent to the cost of service it may incur using an unaffiliated third party. During the six months ended June 30, 2008, service fee incurred amounted to $12,700. During the six months period, Clifford Estates also made payments to suppliers in the amount of $22,900 on behalf of the Company.

Clifford (Panyu) Property Management Ltd., a company owned by Mr. Pang, provided service to the Company during the six months ended June 30, 2008. The total service cost during the period was $23,500. Services provided include cleaning and securities for Clifford Waterfront.

The Company purchased $422 of goods from Guangzhou City Clifford Supermarket (Panyu), a company owned by Mr. Pang, during the six months ended June 30, 2008 and the Company purchased $196 of maintenance materials from Clifford Estates Resort Center, a company owned by Mr. Pang, during the six months ended June 30, 2008.

In December, 2007, the Company entered into two advertising contracts (one for Television commercial and one for newspaper advertisements) with Pearl Exhibition and Convention Centre Ltd (“Pearl”), a company owned by Mr. Pang. Both contract terms are January 1, 2008 to December 31, 2008. Per the contracts, Pearl will provide television commercial broadcasts and newspaper and magazine advertisement service to the Company. During the six months ended June 30, 2008, advertising fees paid to Pearl totaled $774,200. Nil for the corresponding period in 2007.

During the six months ended June 30, 2008 and 2007, Parkade used the office address of a related company for its registered address purpose. The registered address is provided free of charge for both periods. The fair value of registered address is estimated to be $385 per annum.

NOTE 10 - AMOUNTS DUE TO A DIRECTOR (MR. PANG)

Amounts due to one of the Company’s directors (Mr. Pang) consist of advances from that director and payments on behalf of the Company by that director. The amounts are unsecured and non interest bearing with no fixed payment terms, but are expected to be repaid to the director during 2008 and 2009. An amount of $530,100 was advanced from this director during the six-month period ended June 30, 2008.

NOTE 11 - BANK LOAN

On August 3, 2007, Panyu obtained a bank loan from the Bank of China in the amount of $20,442,000 to finance the construction projects. The bank loan is due in 36 months from the initial draw date, and bears interest at The People’s Bank of China legal standard rate times 90% (6.8% as of June 30, 2008). The bank loan is guaranteed by Foshan Clifford Estates (Nanhoi) Ltd., an associated company, and was drawn during the three-month period ended March 31, 2008. The bank loan requires repayment of $2,920,200 before September 30, 2008, accumulated repayment of $6,570,600 before March 31, 2009, and accumulated repayment of $10,221,000 before September 30, 2009. The remaining balance must be repaid before the expiration date of the loan or before the Company sells 85% of the Clifford Waterfront project, whichever is earlier.

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - REVENUE

The pre-sales of Clifford Waterfront residential units began on April 26, 2008. Since then, the Company has started to receive pre-sale proceeds from customers. During the six months ended June 30, 2008, no real estate sales have been recorded, as the pre-sales transactions will not be closed until 2009. In addition, the construction is still in progress and is expected to be completed by the end of 2008. Real estate sales will be reported in accordance with the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. Revenue from sales of residential properties is recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

The Company has recorded all pre-sale proceeds as deferred revenue in the balance sheet. The deferred revenue will be recorded as sales when the relevant units and/or spaces are available for occupancy and have been delivered to buyers.

NOTE 13 - INCOME TAX

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

The Company recognizes certain income and expenses that do not conform to the timing and conditions of PRC tax provisions.

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

Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of Hong Kong and the PRC, in 2008, the statutory CIT rates are 17.5% in Hong Kong and 25% (for 2007, the statutory CIT rate was 33%) in the PRC.

No provision for Hong Kong CIT has been made as the Company has no assessable profits during the six months ended June 30 2008 and 2007. Provision for PRC Enterprise Income Tax was provided at the applicable statutory CIT rate. During the quarter, the Company has started to accrue CIT based on a 20% deemed profit rate on the pre-sales proceeds received in accordance with the relevant tax rules issued by the PRC tax authority.

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Tax Asset and Liability

As of June 30, 2008, Panyu has an accumulated net operating loss of $148,600 eligible to be utilized against profits earned from 2008 to 2011. Under the PRC tax regulations Panyu is entitled to utilize its tax loss for up to 5 years of operations. However, no deferred tax asset was recorded in Panyu to reflect such tax loss because the PRC tax regulations change frequently and it is uncertain whether such deferred tax asset can be realized in subsequent years.

As of June 30, 2008, Panyu recorded a gain on the foreign currency translation of a HKD dominated loan to Panyu. In accordance with the current tax laws of the PRC, the Company is required to pay PRC tax on the translation gain. Accordingly, the estimated tax liability in the amount of $ 203,300 was recorded as a deferred tax liability of Panyu as of June 30, 2008.

Land Appreciation Tax (“LAT”)

The State Administration of Taxation (“SAT”) issued an announcement on August 2, 2004 in respect of imposing LAT on property developers. Subsequently, the SAT issued a new announcement on December 28, 2006, with the intention to strengthen the mechanism for collection of LAT on property developers and authorizing the local tax bureau to issue detailed implementation rules and procedures appropriate to local environments, which became effective on February 1, 2007. The Company started to accrue LAT based on sales proceeds received from the pre-sales, as required by the local tax authority. The percentage of LAT accrued by the Company ranges from 1-2% of the sales proceeds received, depending on the size of the properties sold.

The applicable LAT rate is progressive and ranges from 30% to 60%, depending on the amount of the taxable gain calculated after taking into consideration allowable prescribed deductions, which include the cost of land usage right and construction expense.

The calculation of LAT must be finalized and paid to the relevant tax authorities prior to the date that:

●	the Clifford Waterfront project is fully completed and approved by the government and over 85% of the total sellable gross floor area has been sold, or

●
is three years after the pre-sale/sales permits are acquired (The Company has obtained some pre-sale permits for certain number of blocks for the residential units. The Company expects to obtain all pre-sale permits by the third quarter of 2008).

Relevant taxation authorities may also require the Company to pay LAT on the occurrence of such other events as it may specify.

Although the Company has started to prepay the LAT based on sales proceeds it has received, it has not made any provision for the remaining balance of LAT as no revenue has been recognized and significant judgment and estimates are required in determining the amount of LAT, especially when the construction costs are not yet finalized and all the deductible costs that go into the calculation of LAT have not been examined and approved by the local tax authorities. Management believes that the amount of LAT accrued at June 30, 2008 is reasonable.

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008 and 2007, there were no dilutive securities outstanding.

NOTE 15 - CONTINGENCIES AND COMMITMENTS

As of June 30, 2008, the Company has made capital commitments with various contractors for the construction works of Clifford Waterfront. The commitments should be fulfilled by the end of 2008 when the project is estimated to be fully completed. The Company expects to meet the capital commitments through internally generated cash flow and from future borrowings.

As of June 30, 2008, the Company had contingent liabilities in the amount of $2,025,400, which represents guarantees in respect of mortgage facilities granted by certain banks relating to the mortgage loans arranged for certain purchasers of the Clifford Waterfront apartments. Pursuant to the terms of the guarantees, upon default in mortgage payments by the purchasers, the Company is responsible to repay the outstanding mortgage principal together with accrued interest and penalty owed by the defaulted purchasers to the banks and the Company is entitled to take over the legal title and possession of the related properties. The contingent liabilities should be discharged upon earlier of (i) issuance of the real estate ownership certificate which the Company expects to be available within one year after the sales transaction is closed, and (ii) the satisfaction of mortgaged loan by the purchasers of properties.

The directors consider that in case of default in payments, the net realizable value of the related properties can cover the repayment of the outstanding mortgage principals together with the accrued interest and penalty and therefore no provision has been made in the financial statements for the guarantees.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement is not expected to have any direct impact on the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Business

Overview

We are an affiliated company of Clifford Group, a major residential property developer headquartered in Guangzhou City, the capital city of Guangdong Province of the People’s Republic of China. We mainly develop and sell middle to high-end residential communities and estates in Guangzhou under the name of “Clifford.” We also develop commercial retail areas for shops, car-parks and recreational facilities in our projects.

As at the end of this quarter, we are constructing and pre-selling residential apartment units in Clifford Waterfront, a project located in the Panyu District of Guangzhou City.

The second quarter of fiscal year 2008 was an exciting and challenging quarter for us. We commenced the pre-sales of apartment units in Clifford Waterfront on April 26, 2008. As at the end of the second quarter, we have pre-sold 9,107 square meters of gross floor area (“GFA”), resulting in net sales order of $10,049,200.

During the second quarter, we have continued the construction of Clifford Waterfront and obtained pre-sale permits for a number of blocks of apartments, bringing the total GFA available for sale as at the end of the second quarter to 57,534 square meters. As of June 30, 2008, the value of construction in progress was $49,337,700, an increase of 46% from $33,843,900 as of March 31, 2008. Overall, construction of the apartment buildings is progressing as planned. The overall completion of the entire project is expected to take place by the end of 2008. The delivery of apartment units to our customers will begin around May 2009.

The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year.

The following table summarizes the results of our operations during the three and six-month period ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage changes from the three and six-month periods ended June 30, 2008 to the same period in 2007.

	6 months ended			3 months ended
	June 30, 2008	June 30, 2007	% change	June 30, 2008	June 30, 2007	% change

Revenue	$-	$-	-	$-	$-	-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Selling, general and administrative	1,979,122	81,730	2,322%	1,755,234	41,403	4,139%
Other income	274,782	348,219	21%	123,735	217,105	43%
(Loss) profit from operation	(1,704,340)	266,489	740%	(1,631,449)	175,702	(1,029%)
Income tax expense	(432,244)	(85,501)	406%	(398,062)	(53,662)	642%
NET (LOSS) INCOME	(2,136,584)	180,988	(1,281%)	(2,029,561)	122,040	(1,763%)

Inflation

The Company’s business, as well as the real estate industry in general, is affected by a number of economic factors including inflation. Inflation already had an impact and may continue to affect our major construction and development costs in the foreseeable future. The ability of the Company to pass on product cost increases in the form of increased sales prices is dependent upon market conditions. Such price increases might reduce the number of people who are able to afford the homes offered by the Company. However, it is our management’s objective to control our cost structure to mitigate the effect of inflation. Also, inflationary trends affect interest rates, and, therefore, a portion of our finance costs may increase.

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

Trends or Uncertainties

Our management has identified some trends and uncertainties that may unfavorably affect the Company’s future sales and profitability. First, austerity measures implemented by the Chinese government have taken aim at the fast growing real estate industry. Regulations such as tightening lending to real estates developers and restricting usage on borrowed capital have caused developers to operate with a relatively limited source and amount of capital. Moreover, increased mortgage interest rate has increased the burden on consumers, and this has become one of the major factors that caused the decrease in housing transaction volume. Second, construction costs increased significantly due to inflation. According to the National Bureau of Statistics of China, overall construction prices have increased by 14.6% for the first half of the year. Within construction prices, material prices rose by 16.5% and labor cost by 13.3%. We believe that inflation will continue to add pressure on our construction costs in the coming quarters. Because of the negative trends and uncertainties surrounding the housing market, which indicate that a potential impairment on our construction-in-progress (“CIP”) may exist, we have evaluated the CIP as of the end of June 2008 in accordance with Statement of Financial Accounting Standards No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  Based on our evaluation, management believes that the CIP was not impaired as of June 30, 2008.  Going forward, our management will closely monitor these trends and minimize the impact from these adverse trends and uncertainties. We will continue to employ a prudent financial management strategy to ensure smooth and efficient operations.

Plan of Operation

During the second quarter of fiscal 2008, conditions within the residential property development industry remained very challenging. Total sales revenue and number of transactions of newly developed residential property in Guangzhou decreased by 12% and 29%, respectively, compared to the same period last year. We believe the most significant factors contributing to the slowing of demand for new homes include a continued high level of new and existing homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market.

We took advantage of the seasonal increase in traffic around the Chinese Labor Day weekend when we commenced sales for Clifford Waterfront in late April. However, the number of units sold decreased significantly in May and June. While we believe that housing market conditions will improve over the long-term, we expect that conditions in the near-term will continue to be challenging, and may deteriorate further. We will review our pricing strategy and also attempt to increase sales by providing increased sales incentives, but the factors above, combined with the continued pricing responses of our competitors, may limit the impact of our pricing efforts.

Results of Operations - Three and Six-Months Ended June 30, 2008 and 2007

Revenue and Cost of Revenue

The pre-sales of Clifford Waterfront residential units commenced on April 26, 2008. However, no revenue was recognized by the Company for the three or six months ended June 30, 2008 because the sales transactions will not be closed until 2009, when the residential properties are ready to be occupied. Although sales transactions will not be closed until next year, the Company has already been receiving deposits and mortgage payments from customers.

Net sales orders represents the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. For the three and six months ended June 30, 2008 the value of net sales orders amounted to $10,049,200. For this amount, 9,107 square meters GFA or 100 units were sold, of which 87 are two bedroom units, 10 are four bedroom units and 3 are duplex units. As of June 30, 2008, we have received payments in the total of $6,477,000 for the 100 apartments sold. The reminder of payments in the amount of $3,572,200 will be received in full when they are due or the mortgage loans were granted to the purchasers by the lending institutions. We expect payments to be received in full within three months after a sales order is taken.

Cost of revenue has been capitalized in the balance sheet as construction is still in progress. As of the end of the second quarter of 2008, construction in progress amounted to $49,337,600, which, accordingly, will be included in the income statement as cost of revenue when the relevant residential units are ready to be occupied starting around May 2009.

Operating expenses

Sales and marketing

Marketing expenses mainly covered TV commercials that were broadcast in both Hong Kong and Guangdong, PRC and marketing planning expenses paid to marketing agents. During the three and six months ended June 30, 2008, the Company has incurred marketing fees in the amount of $1,380,300.

Expenses such as referral fee and sales commission that could directly relate to sales have been capitalized as deferred selling expense in the balance sheet and will subsequently be included to the income statement accordingly when the relevant sales are closed in 2009.

General and administrative

General and administrative expenses mainly consisted of salaries and professional expenses. For the six months ended 2008, salary and professional expense amounted to $145,000 and $318,200 respectively, as compared to $70,000 and $1,100 for the same period in 2007. For the three months ended June 30, 2008, salaries and professional expense were $108,100 and $177,700 respectively, as compared to the $35,400 and $300 respectively for the same period in 2007.

Salary expense mainly covers salaries paid to full-time administrative employees. Professional expenses mainly composed of audit fees, legal counsel fees and consultancy fees.

The dramatic increase in salary and professional expenses resulted from the Company hiring more full-time administrative staff and external professional firms as the Company has started to operate as a public company since the end of 2007. In addition, in April 2008, a consulting firm was hired to assist the Company to assess and document its internal controls and business processes in working toward complying with section 404 of the Sarbanes Oxley Act.

Other Income

Other income mainly consisted of exchange gain and bank interest income. As the RMB has appreciated against the HKD, exchange gain was generated from a Panyu’s loan originally dominated in HKD for both year 2008 and 2007.

(Loss) profit from operation

The Company recorded a loss from operations in the amount of $1,704,300 for the six-month period ended June 30, 2008 as compared to a profit of $266,500 for the same period in 2007. For the three months ended June 30, 2008, loss from operations amounted to $1,631,500 as compared to a profit of $175,700 for the same period in 2007. The change from a profit to a loss from operation for the three and six-month periods ended June 30, 2008 is due to the fact that the exchange gain for the current year was not enough to compensate for our operating expenses. In addition, as the pre-sales of Clifford Waterfront began in April 2008, more operating expenses were incurred.

Income tax we paid during the quarter mainly consists of tax on exchange gain, LAT and CIP. Income tax was provided for the exchange gain on Panyu’s loan dominated in HKD. In addition, Panyu has accrued CIT based 20% of the pre-sales proceeds received, in accordance with the relevant tax rules issued by the tax authority. Also, the Company has prepaid LAT to the government ranging from 1-2% of the sales proceeds received.

Liquidity and Capital Resources

We have financed our growth and cash needs to date with temporary loans from affiliated companies and directors. In addition, on August 3, 2007, Panyu, our wholly-owned subsidiary, entered into a long-term loan agreement with the Bank of China in the amount of $20,442,000 for financing Clifford Waterfront. The bank loan, guaranteed by Foshan Clifford Estates (Nanhoi) Ltd., an associated company owned by Mr. Pang. , was drawn during the six-month period ended June 30, 2008. The following sets out our cash position as at June 30, 2008 and our cash flows for three months ended March 31, 2008 and 2007.

Cash Position

As at June 30, 2008, the Company had cash and cash equivalents and working capital in the amount of $2,076,300 and $14,288,000, respectively.

Cash Flow

	For the six-months ended
	June 30
	2008	2007

Net cash (used in) operating activities	$(23,752,928)	$(321,515)
Net cash (used in) provided by investing activities	$(29,185)	$4,598
Net cash provided by (used in) financing activities	$19,777,762	$(1,314,533)
Net (decrease) in cash and cash equivalents	$(4,004,351)	$(1,631,450)

Cash flows from operating activities

Net cash used in operating activities was $23,752,900 for the six month period ended June 30, 2008, an increase of $23,431,400 from $321,500 for the same period in 2007. The increase was mainly due to an increase in payments to various contractors as the construction of the Clifford Waterfront properties has been progressing.

Cash flows from investing activities

The investing activities represent the purchase or disposal of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $19,777,800 as compared to net cash used of $1,314,500 for the same period in 2007. The increase was mainly attributable to a net increase in bank borrowings from the Bank of China.

We believe that our available cash and cash equivalents as of June 30, 2008, along with the expected proceeds from our operations as well as funds available by our directors/group companies when needed, will provide adequate liquidity to fund our operations through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please refer to footnote 16 of our interim financial statements appearing above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

There have not been significant changes to our critical accounting policies and estimates during the three or six months ended June 30, 2008 compared to those disclosed in Note 3 - Item 7 included in our 2007 Annual Report on Form 10-KSB. While all these significant accounting policies impact financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 4T. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our inability to complete the Management’s Quarterly Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal controls over financial reporting was substantially delayed and is not complete as of the date of this quarterly report. Because we were not able to complete this report within the time period prescribed our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the first half of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On December 12, 2007, our wholly-owned subsidiary, Guangzhou City Clifford Development (Panyu) Company Limited, entered into a newspaper and magazine advertising agreement for the period from January 1, 2008 to December 31, 2008 for newspaper and magazine advertising of Clifford Waterfront development project with Pearl Exhibition and Convention Centre Ltd., a company owned by Clifford L.K. Pang, a director of the Company.

On December 21, 2007, our wholly-owned subsidiary, Guangzhou City Clifford Development (Panyu) Company Limited, entered into a television advertising agreement for the period from January 1, 2008 to December 31, 2008 for television advertising of Clifford Waterfront development project with Pearl Exhibition and Convention Centre Ltd., a company owned by Clifford L.K. Pang, a director of the Company.

On April 1, 2008, our wholly-owned subsidiary, Guangzhou City Clifford Development (Panyu) Company Limited, entered into a service agreement with Clifford Estates (Panyu) Limited (“Clifford Estates”), a company owned by Clifford L.K. Pang, a director of the Company. Under the terms of the agreement, upon request, Clifford Estates, will provide information technology, human resources, purchasing and transportation and conference room rental services, at a monthly cost of RMB30,000.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Service Agreement dated April 1, 2008 by and between Guanzhou City Clifford Development (Panyu) Ltd. and Clifford Estates (Panyu) Ltd. *

10.2
2008 TV Advertising Contract for Clifford Waterfront dated December 21, 2007 by and between Guangzhou City Clifford Development (Panyu) Company Limited and Pearl Exhibition and Convention Centre Ltd. †

10.3	2008 Newspaper and Magazine Advertising Contract dated December 12, 2007 by and between Guangzhou City Clifford Development (Panyu) Company Limited and Pearl Exhibition and Convention Centre Ltd. †

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese.

† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	Clifford China Estates Inc.

	By:	/s/ Clifford L.K. Pang
Clifford L.K. Pang
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Accounting and Financial Officer)