Form 10-Q
period 2008-09-30
Clifford China Estates Inc
filed 2008-11-13
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES     ☒       NO      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ☐      NO     ☒

As of November 13, 2008, the registrant had 50,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value) issued and outstanding.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		2

Item 1.	FINANCIAL STATEMENTS	2

	CONDENSED CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	4

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4T.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION		21

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	22

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3	DEFAULTS UPON SENIOR SECURITIES	22

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

Item 6	EXHIBITS	22

SIGNATURES		23

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,406,839	$5,282,725
Restricted cash	1,301,323	-
Construction in progress - real estate for resale	55,038,941	21,848,349
Prepayments and other assets	793,856	457,698
Deferred selling cost	718,574	-
Receivables from associated companies	1,632,417	486
Total current assets	60,891,950	27,589,258

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation	194,435	153,056
TOTAL ASSETS	$61,086,385	$27,742,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Bank loan (current portion)	$10,170,398	$-
Accounts payable	1,860,330	2,680,137
Accrued expenses and other payables	418,325	91,659
Deferred revenue	11,720,139	-
Due to director	6,378,057	5,706,764
Taxes payable	445,087	-
Deferred tax liability	197,560	127,357
Payables to associated companies	19,894,600	17,616,038
Total current liabilities	51,084,496	26,221,955

NON-CURRENT LIABILITIES
Bank loan (net of current portion)	10,170,398	-
TOTAL LIABILITIES	61,254,894	26,221,955

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: 5,000,000 shares authorized, issued and outstanding at $0.001 par value	5,000	5,000
Common stock: 50,000,000 shares authorized, issued and outstanding at $0.001 par value	50,000	50,000
Additional paid in capital	5,346,086	4,188,355
Accumulated deficit	(6,339,762)	(3,077,576)
Accumulated other comprehensive income	770,167	354,580
TOTAL STOCKHOLDERS’ EQUITY (DECIFIT)	(168,509)	1,520,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DECIFIT)	$61,086,385	$27,742,314

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine-months ended		Three-months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES	$-	$-	$-	$-
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-
EXPENSES	-	-	-	-
Selling, general and administrative	2,771,634	169,446	792,512	87,716
	(2,771,634)	(169,446)	(792,512)	(87,716)
OTHER INCOME
Interest income	39,150	11,841	10,041	5,660
Exchange gain	223,666	-	(16,170)	-
Other	16,248	1,187	10,411	1,154
LOSS BEFORE INCOME TAXES	(2,492,570)	(156,418)	(788,230)	(80,902)
INCOME TAX EXPENSE	(769,617)	-	(337,373)	-
NET LOSS	(3,262,187)	(156,418)	(1,125,603)	(80,902)
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)	415,587	15,745	(92,160)	26,442
COMPREHENSIVE LOSS	$(2,846,600)	$(140,673)	$(1,217,763)	$(54,460)

Loss per common share, basic and diluted	$(0.07)	$(0.05)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	50,000,000	3,000,000	50,000,000	3,000,000

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-months ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss	$(3,262,187)	$(156,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,351	8,075
Deferred income tax	55,916	-
Changes in operating assets and liabilities:
Restricted cash	(1,279,243)	-
Construction in progress	(31,358,133)	(5,122,921)
Prepayments and other assets	(304,756)	(123,852)
Receivables from related companies	(1,027,631)	-
Deferred selling expense	(706,382)	-
Accounts payable	(960,134)	(834)
Taxes payable	437,536	-
Accrued expenses and other payables	318,601	-
Deferred revenue	11,521,285	-
Net cash used in operating activities	(26,549,777)	(5,395,950)

Cash flows from investing activities
Purchase of property and equipment, net	(31,776)	(2,328)
Net cash used in investing activities	(31,776)	(2,328)

Cash flows from financing activities
Advances from related companies	7,138,218	6,209,680
Repayments to related companies	(4,945,410)	(7,135,618)
Advances to related companies	(2,003,863)	(6,746,085)
Repayments from a related company	1,428,760	5,303,054
Advances from a director	671,293	5,524,716
Proceeds from bank loan	19,995,675	-
Net cash provided by financing activities	22,284,673	3,155,747

Net decrease in cash and cash equivalents	(4,296,880)	(2,242,531)
Cash and cash equivalents - beginning of period	5,282,725	3,251,774
Effect of foreign exchange rate changes	420,994	155,112
Cash and cash equivalents - end of period	$1,406,839	$1,164,355

Supplemental disclosures of cash flow information
Imputed interest capitalized in construction in progress on related party payables	$1,157,734	$945,425
Cash paid for interest	$836,983	$-
Cash paid for income tax	$302,015	$-

See accompanying notes to the condensed consolidated financial statements

CLIFFORD CHINA ESTATES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

For accounting purposes, the acquisition of Parkade by Elite Artz has been recorded as a reverse acquisition of a public shell and a recapitalization of Parkade, which was based on factors demonstrating that Parkade represents the accounting acquirer. The acquisition is equivalent to the issuance of stock by Parkade for the net monetary assets (which were not significant) of Elite Artz. The shareholder of Parkade received approximately 88% of the post Acquisition common stock of Elite Artz. In addition, the management personnel and the board of directors of the post-Acquisition company had previously held similar positions with Parkade.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements include the accounts of Clifford China Estates Inc. and its wholly-owned subsidiaries (collectively referred as the “Company”).

The Company’s condensed consolidated financial statements as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X.

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

In the opinion of the management, all adjustments (which comprise of only normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2008 and 2007, have been included.

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

Capital accounts of the consolidated financial statements are translated into USD from RMB and HKD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	2008	2007
Period end RMB : $ exchange rate	6.88272	7.54338
Average period RMB : $ exchange rate	7.00151	7.66600

Period end HKD : $ exchange rate	7.800	7.800
Average period HKD : $ exchange rate	7.800	7.800

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

NOTE 3 –RESTRICTED CASH

Pursuant to rules and regulations of the local State-Owned Land Resource Bureau (“SOLRB”), the Company is required to place in designated bank accounts certain amounts of pre-sale proceeds as guarantee deposits for construction of related properties. The deposits can only be used for purchases of construction materials and payments of construction fees on the respective properties after approval from the SOLRB is obtained. Such guarantee deposits will only be released upon completion of pre-sold property constructed or issuance of the real estate ownership certificate, whichever is earlier. As of September 30, 2008, the Company has restricted cash in its banks as guarantee deposits in the amount of $1,301,300.

NOTE 4 – CONSTRUCTION IN PROGRESS – REAL ESTATE FOR RESALE

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

Construction in progress - real estate for resale as of September 30, 2008 and December 31, 2007 is summarized as follows:

	As of September 30 , 2008 (unaudited)	As of December 31, 2007

Cost of land use rights	$3,306,960	$3,089,411
Set-up costs	6,104,499	2,984,240
Infrastructure costs	2,952,080	1,233,659
Construction costs	42,534,859	14,510,139
Indirect costs	140,543	30,900
	$55,038,941	$21,848,349

All land belongs to the State in the PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial or residential purposes for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchanged in the market. The Company has obtained the land usage rights from Panyu Sub-bureau of Land Resources of Guangzhou for its Clifford Waterfront project for a period of 70 years.

Interest costs included in the construction cost, which consist of both bank loan interest and imputed interest on advances from related parties, amounted to $3,352,900 during the nine months ended September 30, 2008 (for the same period in 2007, it was $945,400).

Capitalized costs are allocated to real estate projects the Company holds for sale. Allocation of costs is based on a cost-per-square-meter method. Costs associated with units which are held for sale remain in project costs inventory until relevant units are sold.

The Company expects that the construction work will be fully completed in the fourth quarter of 2008. The cost of the pre-sold residential units is deferred and recognized only when the corresponding sales are closed, and recognizable which is expected to occur during 2009.

NOTE 5 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets mainly include business/sales tax the Company submits to the government and quality assurance deposits paid to the local government. As of September 30, 2008, the quality assurance deposits amounted to $173,100, which are to be returned to the Company after the construction is completed. Other assets also include business/sales tax which is calculated based on 5% of sales proceeds received by the Company during the period. During the nine months ended September 30, 2008, sales tax recorded as deferred expense was $592,800 of which, $497,300 was submitted to the government and $95,500 was payable as of September 30, 2008. Business/sales tax, currently included in the balance sheet, will be charged to cost of goods sold when the relevant sales are recognized in 2009.

NOTE 6 – DEFERRED SELLING COSTS

During the nine months ended September 30, 2008, the Company has incurred selling costs such as sales commission and referral expense. These costs are directly related to real estate sales, and management believes that these costs are recoverable. Therefore, the costs have been deferred and will be charged to expense when the related revenue is recognized.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment represents residential apartments, motor vehicles, and office equipment. Property consists of 13 residential apartment units located in China that Panyu purchased in 1996. All the residential apartment units are used for the Company’s quarters for its workers for its construction project. The net book value of these units as of September 30, 2008 was $149,000. In addition, included in property is a motor vehicle that the Company purchased in May 2008 with a net book value of $21,600 as of September 30, 2008.

Equipment consists primarily of office equipment with a net book value of $23,800 at September 30, 2008.

Using the straight-line depreciation method, property and equipment are depreciated over their respective useful lives after subtracting 10% residual value of the original cost.

NOTE 8 – RECEIVABLES FROM ASSOCIATED COMPANIES

Receivables from associated companies, which are either directly or indirectly controlled by Clifford L.K. Pang (“Mr. Pang”), the Company’s Chief Executive Officer, Chief Financial Officer and Director, represent advances made by the Company to these associated companies and are non-interest bearing with no fixed repayment terms. The breakdown of receivables from the associated companies as of September 30, 2008 and December 31, 2007 is summarized as follows:

		As of	Movement during the period		As of
		December 31, 2007	Advances	Repayments	September 30, 2008

#	Clifford Real Estate Agency Ltd	$-	$1,124,736	$95,719	$1,046,778
	Guangzhou City Huadu Xinhua Clifford Real Estates Ltd	-	113	-	114
	Clifford School	275	-	275	-
	Guangzhou City Huadu Clifford Estate Ltd.	211	11	222	-
	Clifford School	-	4,285	-	4,359
##	Foshan City Clifford Property (Nanhoi) Ltd.	-	1,999,568	1,428,263	581,166

		$486	$3,128,713	$1,524,479	$1,632,417

Due to the exchange rate difference, the ending balance at September 30, 2008 may not reconcile to balances brought forward plus advances and minus repayments.

(#) The balance represents amounts paid or received by this related party on behalf of the Company.

(##) Interest is imputed on this related party receivables at 6.8% per annum.

NOTE 9 – PAYABLES TO ASSOCIATED COMPANIES

Payables to associated companies consist of amounts owed by the Company to such associated companies, which are either directly or indirectly controlled by Mr. Pang. The advances from the associated companies are mainly used for the Company’s construction projects in China. These liabilities are not secured by any of the Company’s assets, have no fixed repayment terms, but are expected to be repaid to the companies during 2008 and 2009. Interest is imputed on balances marked with an asterisk(“*”) at 6.8% per annum below. The breakdown of payables to associated companies as of September 30, 2008 and December 31, 2007 is summarized as follows:

	As of	Movement during the period		As of
	December 31, 2007	Advances	Repayments	September 30, 2008

Payables to related companies
Guangzhou City Clifford Property Limited	$1,783,294	$-	$-	$1,888,788	*
Guangzhou City Clifford Property Management Limited	4,458,910	-	-	4,721,970	*
Guangzhou City Guanwan Property Ltd.	1,783,294	-	-	1,888,788	*
Foshan City Clifford Estates (Nanhoi) Ltd.	3,017,882	2,142,394	2,856,525	2,469,954	*
Foshan City Clifford Property (Nanhoi) Ltd.	1,371,765	-	1,428,263	-	*
Clifford Estates (Panyu) Limited	-	67,607	46,679	21,290
Clifford (Panyu) Property management ltd	-	60,779	14,462	47,116
Clifford Estates Resort Center	-	18,650	18,412	242
Guangzhou City Huadu Clifford Development Ltd	685,819	-	714,131	-
Guangzhou City Clifford Industrial Estates (Huadu) Limited	-	1,428,263	-	1,452,914	*
Guangzhou City Clifford Supermarket (Panyu)	-	36	-	37
Clifford Farm	-	68	-	68
Richpro International Limited	-	1,827,079	581,069	1,267,515
Abroad Trading Limited	-	329,559	-	335,248
Hitech Company Limited	-	333,714	-	339,474
Pearl Exhibition and Convention Centre Ltd	-	930,069	-	946,122
Clifford Investment Co. Ltd.	4,515,074	-	-	4,515,074

	$17,616,038	$7,138,218	$5,659,541	$19,894,600

Due to the exchange rate difference, the ending balance at September 30, 2008 may not reconcile to balances brought forward plus advances and minus repayments.

RELATED PARTY TRANSACTIONS

On April 1 2008, the Company entered into a service agreement with Clifford Estates (Panyu) Limited (“Clifford Estates”), a company owned by Mr. Pang. Under the terms of the agreement, upon request, Clifford Estates is to provide service in information technology, human resources, purchasing, transportation and conference room rental. In return, the Company is to pay Clifford Estates a monthly fee of $4,300 which the Company believes is equivalent to the cost of service it may incur using an unaffiliated third party. In addition, during the period, Clifford Estates makes payments to suppliers on behalf of the Company to purchase office stationary. During the nine months ended September 30, 2008, total service fees incurred and the payment made on behalf of the Company amounted to $67,600.

Clifford (Panyu) Property Management Ltd., a company owned by Mr. Pang, provided services to the Company during the nine months ended September 30, 2008. The total service cost during the period was $60,800. Services provided mainly include cleaning and security for Clifford Waterfront.

Clifford Estates Resort Center, a company controlled by Mr. Pang, provided office maintenance services to the Company. During the nine months ended September 30, 2008, the total service cost totaled to $18,700.

On December 12, 2006, the Company signed a project management contract for the period from January 2007 to December 2008 for the development of Clifford Waterfront with Richpro International Limited, a company owned by Mr. Pang, at a cost equal to 5% of total construction cost of Clifford Waterfront, which the Company believes is equivalent to a project management agreement it may receive from an unaffiliated third party. During the nine-months ended September 30, 2008, the management fees incurred from Richpro International Limited amounted to $1,827,000.

On September 10, 2007, the Company signed a consultancy agreement for the period from October 2007 to September 2009 for the sales and marketing planning and execution of Clifford Waterfront development project with Abroad Trading Limited, a company owned by Mr. Pang, at a cost equal to 2% of total sales of Clifford Waterfront, which the Company believes is equivalent to a similar consultancy agreement it could have received from an unaffiliated third party. During the nine-months ended September 30, 2008, the marketing fees incurred from Abroad Trading Limited amounted to $329,600.

On April 1, 2008, the Company entered into a consultancy agreement for the period from April 1, 2008 to March 31, 2009 for the international sales and marketing planning and execution of Clifford Waterfront development project with Hitech Company Limited, a company owned by Mr. Pang, at a cost equal to 2% of total sales of Clifford Waterfront, which the Company believes is equivalent to a similar consultancy agreement it could have received from an unaffiliated third party. During the nine-months ended September 30, 2008, the marketing fees incurred from Hitech Company Limited amounted to $333,700.

In December, 2007, the Company entered into two advertising contracts (one for television commercials and one for newspaper advertisements) with Pearl Exhibition and Convention Centre Ltd. (“Pearl”), a company owned by Mr. Pang. Both contract terms are from January 1, 2008 to December 31, 2008. According to the contracts, Pearl is to provide television commercial broadcasts and newspaper and magazine advertisement services to the Company. During the nine months ended September 30, 2008, advertising fees incurred from Pearl totaled $930,100. The Company believes that the fees incurred are similar to what could have been incurred from an unaffiliated third party.

During the nine months ended September 30, 2008 and 2007, Parkade used the office address of a related company for its registered address purpose. The registered address is provided free of charge for both periods. The estimated fair value of the registered address usage is estimated to be $385 per year.

NOTE 10 – AMOUNTS DUE TO A DIRECTOR (MR. PANG)

Amounts due to one of the Company’s directors (Mr. Pang) consist of advances from that director and payments on behalf of the Company by that director. The amounts are unsecured and non interest bearing with no fixed payment terms, but are expected to be repaid to the director during 2008 and 2009. An amount of $671,300 was advanced from this director during the nine-month period ended September 30, 2008. Interest is imputed on the payable to the director at 6.8% per annum.

NOTE 11 – BANK LOAN

On August 3, 2007, Panyu obtained a bank loan from the Bank of China in the amount of $20,340,800 to finance the construction projects. The bank loan is due in 36 months from the initial draw date, and bears interest at The People’s Bank of China legal standard rate times 90% (6.8% as of September 30, 2008). The bank loan is guaranteed by Foshan Clifford Estates (Nanhoi) Ltd., an associated company, and was drawn during the three-month period ended March 31, 2008. The bank loan requires an accumulated repayment of $6,538,100 before March 31, 2009, and accumulated repayment of $10,170,400 before September 30, 2009. The remaining balance must be repaid before the expiration date of the loan or before the Company sells 85% of the Clifford Waterfront project, whichever is earlier.

NOTE 12 – REVENUE

The pre-sales of Clifford Waterfront residential units began on April 26, 2008. Since then, the Company has started to receive pre-sale proceeds from customers. During the nine months ended September 30, 2008, no real estate sales have been recorded, as the pre-sales transactions will not be closed until 2009. In addition, the construction is still in progress and is expected to be completed in the fourth quarter of 2008. Real estate sales will be reported in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66,“Accounting for Sales of Real Estate”. Revenue from sales of residential properties is recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

The Company has recorded all pre-sale proceeds as deferred revenue in the balance sheet. The deferred revenue will be recorded as sales when the relevant units and/or spaces are available for occupancy and have been delivered to buyers.

NOTE 13 – INCOME TAX

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

No provision for Hong Kong CIT has been made as the Company has no assessable profits during the nine months ended September 30 2008 and 2007. Provision for PRC Enterprise Income Tax was provided at the applicable statutory CIT rate. During the quarter, the Company has started to accrue CIT based on a 20% deemed profit rate on the pre-sales proceeds received in accordance with the relevant tax rules issued by the PRC tax authority.

Deferred Tax Asset and Liability

As of September 30, 2008, Panyu has an accumulated net operating loss of $146,800 eligible to be utilized against profits earned from 2008 to 2013. Under the PRC tax regulations Panyu is entitled to utilize its tax loss for up to 5 years of operations. However, no deferred tax asset was recorded in Panyu to reflect such tax loss because the PRC tax regulations change frequently and it is uncertain whether such deferred tax asset can be realized in subsequent years.

As of September 30, 2008, Panyu recorded a gain on the foreign currency translation of a HKD dominated loan to Panyu. In accordance with the current tax laws of the PRC, the Company is required to pay PRC tax on the translation gain. Accordingly, the estimated tax liability in the amount of $197,600 was recorded as a deferred tax liability of Panyu as of September 30, 2008.

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

The calculation of LAT must be finalized and paid to the relevant tax authorities prior to the date that:

•	the Clifford Waterfront project is fully completed and approved by the government and over 85% of the total sellable gross floor area has been sold, or

•	is three years after the pre-sale/sales permits are acquired.

Relevant taxation authorities may also require the Company to pay LAT on the occurrence of such other events as it may specify.

Although the Company has started to prepay the LAT based on sales proceeds it has received, it has not made any provision for the remaining balance of LAT, as no revenue has been recognized and significant judgment and estimates are required in determining the amount of LAT, especially when the construction costs are not yet finalized and all the deductible costs that go into the calculation of LAT have not been examined and approved by the local tax authorities. Management believes that the amount of LAT accrued at September 30, 2008 is reasonable.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008 and 2007, there were no dilutive securities outstanding.

NOTE 15 – CONTINGENCIES AND COMMITMENTS

As of September 30, 2008, the Company has made capital commitments with various contractors for the construction of Clifford Waterfront. The commitments should be fulfilled by the end of 2008 when the project is estimated to be fully completed. The Company expects to meet the capital commitments through internally generated cash flow and from future borrowings.

As of September 30, 2008, the Company had contingent liabilities in the amount of $4,676,900, which represents guarantees in respect of mortgage facilities granted by certain banks relating to the mortgage loans arranged for certain purchasers of the Clifford Waterfront apartments. Pursuant to the terms of the guarantees, upon default in mortgage payments by the purchasers, the Company is responsible to repay the outstanding mortgage principal together with accrued interest and penalty owed by the defaulted purchasers to the banks and the Company is entitled to take over the legal title and possession of the related properties. The contingent liabilities should be discharged upon earlier of (i) issuance of the real estate ownership certificate which we expect to be available within one year after the sales transaction is closed, and (ii) the satisfaction of mortgaged loan by the purchasers of properties.

The directors consider that in case of default in payments, the net realizable value of the related properties can cover the repayment of the outstanding mortgage principal together with the accrued interest and penalty and therefore no provision has been made in the financial statements for the guarantees.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all non-financial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement is not expected to have any direct impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “Company believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of Clifford China Estates Inc. and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation”. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

As of September 30, 2008, we are constructing and pre-selling residential apartment units in Clifford Waterfront, a project located in the Panyu District of Guangzhou City.

We commenced the pre-sales of apartment units in Clifford Waterfront on April 26, 2008. As at the end of the third quarter, we have pre-sold 19,366 square meters (208,454 square feet) of gross floor area (“GFA”), resulting in net sales orders of $18,469,000.

During the third quarter, we have continued the construction of Clifford Waterfront and obtained pre-sale permits for all the residential apartments. As of September 30, 2008, the carrying value of construction in progress was $55,038,900, an increase of 12% from $49,337,700 as of June 30, 2008. Construction of the apartment buildings is progressing as planned. The overall completion of the entire project is expected to take place in the fourth quarter of 2008. The delivery of apartment units to our customers will begin around May 2009.

The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year.

The following table summarizes the results of our operations during the three and nine-month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage changes for the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007.

	Nine-months ended			Three-months ended
	September 30, 2008	September 30, 2007	% change	September 30, 2008	September 30, 2007	% change
Revenue	$-	$-	-	$-	$-	-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Selling, general and administrative expense	2,771,634	169,446	1,536%	792,512	87,716	804%
Other income	279,064	13,028	2,042%	4,282	6,814	(37)%
Loss before income taxes	(2,492,570)	(156,418)	1,494%	(788,230)	(80,902)	874%
Income tax expense	(769,616)	-	-	(337,372)	-	-
NET LOSS	(3,262,187)	(156,418)	1,986%	(1,125,603)	(80,902)	1,291%

Inflation

The Company’s business, as well as the real estate industry in general, is affected by a number of economic factors, including inflation. Although inflation has moderated slightly in the third quarter, overall, it has already had an impact and may continue to affect our major construction and development costs in the foreseeable future. The ability of the Company to pass on product cost increases in the form of increased sales prices is dependent upon market conditions. Such price increases might reduce the number of people who are able to afford the homes offered by the Company. However, it is our management’s objective to control our cost structure to mitigate the effect of inflation. Also, inflationary trends affect interest rates, and, therefore, a portion of our finance costs may increase.

Currency Exchange Fluctuations

A majority of our expenses were denominated in Renminbi (“RMB”), the currency of China, and in Hong Kong dollars (“HKD”), the currency of Hong Kong. There can be no assurance that RMB-to-U.S. dollar exchange rates or HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of the RMB or the HKD relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Trends or Uncertainties

Our management has identified some trends and uncertainties that may unfavorably affect the Company’s future sales and profitability. First, austerity measures implemented by the Chinese government have taken aim at the fast growing real estate industry. Regulations such as tightening lending to real estates developers and restricting usage on borrowed capital have caused developers to operate with a relatively limited source and amount of capital. Moreover, increased mortgage interest rates have increased the burden on consumers, and this has become one of the major factors that caused the decrease in housing transaction volume. Second, construction costs increased significantly due to inflation. According to the National Bureau of Statistics of China, overall construction prices have increased by 15.1% for the nine months ended Sep 30, 2008. Within construction prices, material prices rose by 17.1% and labor cost by 13.9%. We believe that inflation will continue to add pressure on our construction costs in the fourth quarter of 2008, when we anticipate that construction will be completed. Because of the negative trends and uncertainties surrounding the housing market, which indicate that a potential impairment on our construction-in-progress (“CIP”) may exist, we have evaluated the CIP as of the end of September 2008 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on our evaluation, management believes that the CIP was not impaired as of September 30, 2008.  Going forward, our management will continue to closely monitor these trends and minimize the impact from these adverse trends and uncertainties. We will continue to employ a prudent financial management strategy to ensure smooth and efficient operations.

Plan of Operation

During the third quarter of fiscal 2008, conditions within the residential property development industry remained very challenging. Total sales revenue and number of transactions of newly developed residential property in Guangzhou decreased by 30% and 24%, respectively, compared to the same period last year. We believe the most significant factors contributing to the slowing of demand for new homes include a continued high level of new and existing homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market.

We took advantage of the seasonal increase in traffic around the Chinese Labor Day weekend when we commenced sales for Clifford Waterfront in late April. However, the number of units sold decreased significantly in May and June. As a response to weakening sales, we decided to reduce prices to increase sales during the third quarter. We believe this strategy has generally worked because our sales, in terms of number of units, have increased by 21% compared to the second quarter, while the overall market within the Guangzhou area increased by only 14%. While we believe that housing market conditions will improve over the long-term, we expect that conditions in the near-term will continue to be challenging, and may deteriorate further. We will review our pricing strategy and also attempt to increase sales by providing increased sales incentives, but the factors above, combined with the continued pricing responses of our competitors, may limit the impact of our pricing efforts.

Results of Operations – Three and Nine-Months Ended September 30, 2008 and 2007

Revenue and Cost of Revenue

The pre-sales of Clifford Waterfront residential units commenced on April 26, 2008. However, no revenue or cost of revenue was recognized by the Company for the three or nine months ended September 30, 2008, because the sales transactions will not be closed until 2009, when the residential properties are ready to be occupied. Although sales transactions will not be closed until next year, the Company has already been receiving deposits and mortgage payments from customers. The payments received by the Company are currently accounted for in the balance sheet as deferred revenue and will be recognized in the income statement as revenue when the relevant transactions are closed in 2009 and all revenue recognition criteria have been satisfied.

Cost of revenue, such as construction cost, has been recorded in the balance sheet as Construction in progress - real estate for resale as the residential properties are still under development. These capitalized construction costs will be charged to cost of revenue when the relevant residential units are ready to be occupied, which is expected to occur around May 2009.

Operating expenses

Sales and marketing

Marketing expenses mainly were for TV commercials that were broadcast in both Hong Kong and Guangdong, PRC and marketing planning expenses paid to marketing agents. During the three and nine months ended September 30, 2008, the Company has incurred marketing fees in the amount of $586,600 and $1,966,900, respectively.

Expenses such as referral fee and sales commission that could directly relate to sales have been recorded as deferred selling cost in the balance sheet and will subsequently be charged to the income statement when the relevant sales are closed in 2009.

General and administrative

General and administrative expenses mainly consisted of salaries and professional expenses. For the nine months ended September 30, 2008, salary and professional expense amounted to $243,800 and $424,500, respectively, as compared to $105,400 and $6,300 for the same period in 2007. For the three months ended September 30, 2008, salaries and professional expense were $98,829 and $106,300, respectively, as compared to the $35,400 and $5,200, respectively for the same period in 2007.

Salary expense mainly were salaries paid to full-time administrative employees. Professional expenses were mainly composed of audit fees, legal counsel fees and consultancy fees.

The significant increase in salary and professional expenses resulted from the Company hiring more full-time administrative staff and external professional firms as the Company has started to operate as a public company since the end of 2007. In addition, in April 2008, a consulting firm was hired to assist the Company to assess and document its internal controls and business processes in working toward complying with section 404 of the Sarbanes Oxley Act.

Other Income

Other income mainly consisted of exchange gains and bank interest income. As the RMB has appreciated against the HKD, exchange gain was generated from Panyu’s loan originated in HKD for both 2008 and 2007.

(Loss) profit from operation

The Company recorded a loss from operations in the amount of $2,492,600 for the nine-month period ended September 30, 2008 as compared to a loss of $156,400 for the same period in 2007. For the three months ended September 30, 2008, loss from operations amounted to $788,200 as compared to a loss of $80,900 for the same period in 2007. The significant increase in loss from operations for the three and nine month ended September 30, 2008 as compared to the same periods in 2007 is due to the significant increase in advertising expenses for Company’s sales of Clifford Waterfront in 2008.

Income tax consists of taxes on exchange gain and deferred revenue or payments received from customers. Income tax was provided for the exchange gain on Panyu’s loan dominated in HKD. In addition, Panyu has accrued CIT based on a 20% deemed profit rate on the pre-sales proceeds in accordance with the relevant tax rules issued by the tax authority.

Liquidity and Capital Resources

We have financed our growth and cash needs to date with loans from affiliated companies and directors. In addition, on August 3, 2007, Panyu, our wholly-owned subsidiary, entered into a long-term loan agreement with the Bank of China in the amount of $20,340,800 for financing Clifford Waterfront. The bank loan, guaranteed by Foshan Clifford Estates (Nanhoi) Ltd., an associated company owned by Mr. Pang, was fully drawn during the nine-month period ended September 30, 2008. The following sets out our cash position as at September 30, 2008 and our cash flows for nine months ended September 30, 2008 and 2007.

Cash Position

As at September 30, 2008, the Company had cash and cash equivalents and working capital in the amount of $1,406,800 and $9,807,500, respectively.

Cash Flow

	For the nine-months ended
	September 30
	2008	2007

Net cash (used in) operating activities	$(26,549,777)	$(5,395,950)
Net cash (used in) investing activities	$(31,776)	$(2,328)
Net cash provided by financing activities	$22,284,673	$3,155,747
Net (decrease) in cash and cash equivalents	$(4,296,880)	$(2,242,531)

Cash flows from operating activities

Net cash used in operating activities was $26,549,800 for the nine month ended September 30, 2008, an increase of $21,153,800 from $5,396,000 for the same period in 2007. The increase was mainly due to an increase in payments to various contractors as the construction of the Clifford Waterfront properties has been progressing.

Cash flows from investing activities

The investing activities represent the purchase or disposal of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $22,284,700 as compared to net cash used of $3,155,800 for the same period in 2007. The increase was mainly attributable to bank borrowings from the Bank of China.

We believe that our available cash and cash equivalents as of September 30, 2008, along with the expected proceeds from our operations, as well as funds available by our directors/group companies when needed, will provide adequate liquidity to fund our operations through at least the next twelve months.

However, in the event that our operating plan changes due to changes in our strategic plans, lower than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for the remainder of 2008 and for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please refer to footnote 16 of our interim financial statements.

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

There have not been significant changes to our critical accounting policies and estimates during the three or nine months ended September 30, 2008 compared to those disclosed in Note 3 - Item 7 included in our 2007 Annual Report on Form 10-KSB. While all these significant accounting policies impact financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 4T.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our inability to complete the Management’s Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal controls over financial reporting was substantially delayed and is not complete as of the date of this quarterly report. Because we were not able to complete this report within the time period prescribed our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In May 2008, the Board of Directors hired an external consultant to assist the Company in improving its internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Based on the assessments and recommendations from the consultant, management has been working diligently to improve the Company’s internal controls over financial reporting. Management will continue to implement the changes recommended for the rest of 2008.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008	Clifford China Estates Inc.

	By:	/s/ Clifford L.K. Pang
Clifford L.K. Pang
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.