Form 10-K
period 2008-12-31
Asian Trends Media Holdings, Inc
filed 2009-04-14
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 000-52020

ASIAN TRENDS MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	90-0201309
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 1902, 19th Floor
Tower II, Kodak House
Quarry Bay
Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-2102-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 18, 2009:  81,912.000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐    No ☒

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language.  These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Part 1, Item 1 “Description of Business" and Part 1, Item 7 "Management's Discussion and Analysis", including under the heading “– Risk Factors” under Part 1, Item 1A.  Our actual results may differ materially from results anticipated in these forward-looking statements.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

PART I

Item 1. Business

Background Information

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name “North America Marketing Corporation”.

On March 29, 2004, the Company changed the domicile to the State of Nevada in connection with a name change to “Elite Artz, Inc.”.

On October 1, 2007, Elite Artz, Inc. completed a share exchange agreement with Parkade and Clifford Manufacturing Co., Ltd., the sole shareholder of Parkade.  For accounting purposes, this acquisition was treated as a reverse acquisition and recapitalization of Parkade.  The Company then effected a name change to Clifford China Estates, Inc.

On December 30, 2008, Asian Trends Media Holdings, Inc. (the “Company”) entered into and completed an agreement for share exchange (the “Acquisition Agreement”) with Asian Trends Broadcasting Inc. (“Asian Trends BVI”), a company incorporated on July 21, 2008 under the laws of the British Virgin Islands. Asian Trends BVI operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and creates revenue by selling advertising airtime on these LCD displays through a wholly-owned subsidiary in Hong Kong, namely, Asian Trends Broadcasting Corporation Limited (“Asian Trends HK”).  Asian Trends HK was incorporated on August 5, 2008.

Pursuant to the terms of the Acquisition Agreement, the Company acquired 100% ownership interest in Asian Trends BVI. Consideration paid by the Company to Asian Trends BVI was 75,793,200 restricted shares of the Company’s common stock.  After the completion of the transaction, Asian Trends BVI became a wholly owned subsidiary of the Company.

In conjunction with the Acquisition Agreement with Asian Trends BVI, the Company entered into and completed an agreement for share exchange (the “Disposal Agreement”) with Clifford Manufacturing Co., Ltd. (“Clifford Mfg.”) and the shareholders of the Company (“Shareholders”).  Pursuant to the terms of the Agreement, Clifford Mfg. shall acquire 100% ownership of the issued and outstanding capital stock of Parkade International Ltd., a British Virgin Islands Holding Company (“Parkade”), which are currently held by the Company (the “Parkade Shares”). As consideration for the Parkade Shares, Clifford Mfg. caused all of the shares held by affiliates of Clifford Mfg to be delivered to the Company, including 47,973,200 shares of the Company’s common stock and 5,000,000 shares of the Company’s Series A Preferred Stock, held by such affiliates.

On December 31, 2008, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.  Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company.

Immediately following completion of the above acquisition and disposal transactions through the issuance and cancellation of the Company’s common stock and preferred stock, the Company has 77,820,000 shares of its common stock issued and outstanding.

The intent of the agreement was to have Clifford become a public shell company and account for the business acquisition as a reverse merger with Asian Trends being the accounting acquireror and the surviving entity.

Subsequently, On January 12, 2009, Clifford caused to be formed a corporation under the laws of the State of Nevada called Asian Trends Media Holdings, Inc. (“Merger Sub”) which is a direct wholly-owned subsidiary of Clifford.  On January 12, 2009, Clifford and Merger Sub entered into an Agreement and Plan of Merger, to become effective on January 20, 2009, pursuant to which Merger Sub merged with and into Clifford and Clifford remained as the surviving corporation of the merger.

As a result of the merger, the corporate name of Clifford was changed to “Asian Trends Media Holdings, Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub then ceased. Clifford was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of Clifford.

Clifford, as the parent domestic Nevada corporation, owning at least 90 percent of the outstanding shares of Merger Sub, under Nevada law (NRS Section 92A.180) may merge Merger Sub into itself without shareholder approval and effectuate a name change without shareholder approval.

Following the Merger, on March 16, 2009, Asian Trends (the “Company”) filed a Form 8-K/A with the SEC setting forth the new business and combined financial statements.

Asian Trends Media Holdings, Inc. is a multi-platform digital media company that operates a large out-of-home (OOH) advertising network.  We established our location in dense areas and sustain close and strong bonds with the public through our direct channels. With the help of innovative technology, we can offer one-stop marketing solutions to clients.

The core capability of Asian Trends Media Holdings, Inc. includes:

1.

Media Platform Airtime

2.

Advertising Production

3.

TV Program Production

Business Overview and Operations

We provide one stop solution for advertiser, from brainstorming, storyboarding, production of commercials and advertisements to media planning.

We are an exclusive subcontractor of Digital Outdoor Television (HK) Limited (“DOTV”).  DOTV is an out-of-home (OOH) digital media platform.  It covers of 143 locations with more than 180 sets of plasma or LCD panels, of which sizes range from 37 to 42 inches.  We provide general and administrative support for the operations.  We pay a license fee to DOTV and market airtime on their set locations. DOTV pays a commission to us for all revenues generated from airtime.

We aim to develop the network of the digital multimedia platform.  We set up a computer system at the location of our strategic partner to provide interesting trendy programs, information and advertisements to the audiences.  Our strategic partners include restaurant chains, shopping malls and convenience stores.  The program is transmitted through the internet which allows us to deliver our message by creating specific schedule to be shown at specific location for a specific group of target audience in a specific period of time.  The flexibility of the content management system allows the content can be modified anytime with a simple click to cope with strategic media planning of the advertiser.

Besides marketing the airtime of the media platform, we produce a large variety of programs which promote a trendy lifestyle.  Therefore, we focus on the development of program.  Trendy information is always the most attractive area to the audience, especially to the age group of 25 to 40 years old, who are willing to spend money to improve their quality of life.

Corporate Milestones

Year               Milestone

July 2008       Founding of Asian Trends Broadcasting Corporation Limited

Sep 2008       Office moved to Suite 1902, Kodak House II, North Point, Hong Kong

Jan 2009        Ran a Chinese New Year Advertising Campaign

Industry and Market Environment; Customers and Markets

The commission of the company is to manage interactive and extensive promotional campaigns for advertisers, in order to deliver the most appropriate message to their target audience.  We focus in consolidating the brand awareness of our clients through our strong out-of-home advertising networks so that their target customers can be reached.

We provide promotion of multi-platform digital advertising networks for our clientele.  We can also provide advertising production and technology services for clients.  The distribution channels include: liquid crystal display (“LCD”) flat-panel televisions, outdoor light-emitting diode (“LED”) digital billboard, mobile handset advertising networks and internet advertising platforms.

Our Digital OOH Advertising network is comprised of our LCD display network of flat-panel television displays placed in sizeable and packed commercial edifices and public structures.  These sites are targeting different aspects of consumers.

A majority of the content displayed on our commercial location and in-store networks consists of a variety of advertisements which are broadcasted routinely throughout the day.

Services

Media Platform Airtime

We market the airtime of a digital outdoor media platform that covers 143 locations and 180 sets of flat panel displays.  The distribution of the media platform is targeted at restaurant chains, shopping malls and convenience stores.  For convenience stores, a single advertisement will be broadcasted at 8 spots per hour throughout 24 hours.  For shopping malls and restaurant chains, the advertisement will be screened at 4 spots per hour throughout 16 hours.

Our platform offers an alternative access to their potential customers for the advertisers. Our revenue is earned by selling advertising time slots through our OOH networks

Advertising Production

We participate in the production of video advertisements for our clients. From brainstorming, storyboarding, video shooting, editing to media planning. Therefore, we are dedicated to providing one-stop solutions to advertisers.

TV Program Production

We produce in-house programs.  Our program content is specifically tailored to engage higher-than-average disposable income consumers.  Our programs have attracted much attention due to our unique, creative and entertaining contents.  In order to enhance our audience’s lifestyle, we have launched three channels: “Break Time” is a channel delving into various kinds of leisure activities.  “Eat Cool” will explore all the exotic and exquisite dining places in town.  “BoBo Channel” will be your most updated fashion guide.  With the appealing contents, we can attract the target audiences.

Besides production of our own programs, we provide one stop solution for our clients from storyboarding, film shooting, film editing and graphic designing.  Customizing these programs for client is another source of our revenue.

We have two employees responsible for the entire production processes.  They report directly to the Vice President.

Regular Free Slideshow Production for Sites Program

We produce free slideshows on a quarterly basis for our distribution partners to promote their own products on-site.

Sales and Marketing

We provide one-stop solutions ranging from setting up corporate identity, brand building, marketing strategy, media planning and production of program content.  Our platform can support any type of outdoor advertising campaign.  Our customized marketing packages are able to suit advertisers with diverse campaign objectives and budgets.

We have two marketing associates for the following:

•

Cold calling potential customers

•

Meeting regularly with customers to plan the advertisement schedule

•

Advising the total marketing solutions to customers

•

Arranging the date for broadcasting

Current Operations

Program Content

Program content provided by the clients will be converted into a suitable file format for the computer system.  The computer system is capable to play most of the video file formats, such as wmv, mov, avi, and mpeg4.  The media files will be uploaded to the data center and stored in the database after approval by the management. And then the content will be assigned to the playlist according to the scheduled time period and locations.

Playlist

Playlist is a list of contents in the show reel.  It consists of the contents provided by the site providers, TV commercials by the advertisers, movie trailers by the film distributors and the TV programs of our own production.  The rundown of the playlist is edited on a weekly basis and the content on the playlist is scheduled one week in advance for approval by the management before it is updated every Thursday.

Computer and Network Maintenance

Computer maintenance is a fundamental element of our daily production operation.  A computer with a specific identity code is being installed in the site as a player to broadcast the video contents. It is connected to the media hub, which is the database of the media file and it will download the assigned media files and play them according to the schedule of the playlist.  Although the playlist is scheduled to be updated every Thursday, we can modify the content remotely by internet; it provides a great flexibility to cope with ad hoc advertising programs.  Our maintenance team is responsible for the stability of the computer system.  We can monitor the status of the on-site computer system through an internet interface, which allow us to take prompt action dealing with the system failure and sustain the stability of the network. In addition, there are two regular on site check up in a year and random inspection every month.  The maintenance team reports directly to the Vice President.

Media Coverage

Our Media coverage consists of a series of chain stores and restaurants, including:

Name of Chain	No. of Sites
Circle K Convenience Store	45
Koon Thai Hai Nam Chicken	19
Ocean Empire	18
Itamae Sushi	8
Itacho Sushi	7
Azabusabo	7
Mian café	6
Freshness Burger	5
7 Eleven Convenience Store	2

Competition

There are a few digital media platform providers in Hong Kong.  However, they mostly concentrate in commercial buildings, elevators and methods of transportation.  Despite the rapid growth of OOH style, the media field that we launch in is not as competitive as other markets because it is unlikely for fresh contenders to emerge in this industry due to the high setup costs including LCD/Plasma installation, broadband installation, computer and network maintenance, production equipment.

Major Competitors

There are two major prevailing contenders in Hong Kong: Roadshow and Focus Media Hong Kong.

Roadshow is a listed company on Hong Kong Stock Exchange with stock code888.  Roadshow is engaged in multi-media on-board advertising aimed at passengers riding public transit vehicles in Hong Kong.  They have approximately 4,800 public transit vehicles equipped with their system.

Focus Media Holding Ltd is a listed company on NASDAQ with stock code FMCN. Focus Media is a media platform covers specific demography of higher-than-average-income urban consumers at various out-of-home media interaction points, varying from lobbies and elevators of commercial and office structures.  They have approximately 112,000 flat-panel displays in over 90 cities in China.

Our Competitive advantages

We believe that our competitive advantages are as follows:

All our sites are connected with broadband internet; therefore we can update the contents real time online to demonstrate more flexibility to customers while our competitors are still running an offline system.

We have an in-house production team which is in charge of tailoring our own programs and our clients’ advertisements.  Therefore, we can customize the contents for our clients.

Currently, our major competitors are listed companies that are more capable of arranging for both external and internal resources.  In terms of the ability to expand the network, we believe that we may be in a disadvantage comparing to our major contenders because the relative costs on develop our network would be higher than theirs.

Business development

It is our goal to create one of the largest multi-platform digital advertising networks in Hong Kong by providing different media formats including audiovisual television displays, poster frames and other innovative media.  We will continue to source different kind of innovative technology in order to enhance our platform and competitive advantage.

We will continue to devote more resources to in-house production and focus on enriching and upgrading content to generate greater revenues in our programs.

Item 1A. Risk Factors

Before you invest in our common stock, you should be aware that there are risks, as described below.  You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred substantial losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

Risks Associated with the Company

(1)  Our failure to file timely reports may subject us to shareholder litigation, which may materially and adversely affect our business.

Our failure to file our reports in a timely manner may subject us to shareholder litigation, which may divert the attention of our management and force us to expend resources to defend against such claims. Any litigation may have a material and adverse effect on our business and future results of operations.

(2)  We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We began operations of our commercial location network in July 2008. Accordingly, we have a very limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. It is also difficult to evaluate the viability of our use of audiovisual advertising displays in restaurants, audio stores and electronic store malls and other out-of-home commercial locations as a business model because we do not have sufficient experience to address the risks frequently encountered by early stage companies using new forms of advertising media and entering new and rapidly evolving markets. These circumstances may make it difficult for you to evaluate our business and prospects.

(3)  We derive a substantial portion of our revenues from the provision of advertising services, and advertising is particularly sensitive to changes in economic conditions and advertising trends.

Demand for advertising time slots on our networks, and the resulting advertising spending by our clients, is particularly sensitive to changes in general economic conditions and advertising spending typically decreases during periods of economic downturn. Advertisers may reduce the money they spend to advertise on our networks for a number of reasons, including a general decline in economic conditions, a decline in economic conditions in the particular cities where we conduct business, a decision to shift advertising expenditures to other available advertising media, or a decline in advertising spending in general.

A decrease in demand for advertising media in general and for our advertising services in particular would materially and adversely affect our ability to generate revenue from our advertising services, and our financial condition and results of operations.

(4)  Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding advertising trends in Hong Kong. In addition, advertising spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday. We believe we will also experience a slight decrease in revenues during the hot summer months of July and August each year, when there is a relative slowdown in overall commercial activity in urban areas such as Hong Kong. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors that are likely to cause our operating results to fluctuate, such as the seasonality of advertising spending in Hong Kong, a deterioration of economic conditions in Hong Kong and potential changes to the regulation of the advertising, Internet and wireless communications industries in Hong Kong, are discussed elsewhere in this prospectus. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

(5)  Our failure to maintain existing relationships or obtain new relationships with businesses that allow us to access to desirable locations and platforms on which we operate our network could harm or reverse our growth potential and our ability to increase our revenues.

Our ability to generate revenues from advertising sales depends largely upon our ability to provide large networks of flat-panel displays placed in desirable buildings, commercial and store locations, and to secure desirable locations of large outdoor LED digital billboards throughout Hong Kong. We also depend on the ability of our third-party location provider to secure desirable LED digital billboard locations for our outdoor LED network. This, in turn, requires that we develop and maintain business relationships with real estate developers, landlords, property managers, hypermarkets, retailers, and other businesses and locations in which we rent space for our displays. We may not be able to maintain our relationships with them on satisfactory terms, or at all. If we fail to maintain our relationships with landlords and property managers, or if a significant number of our existing display placement agreements are terminated or not renewed or if we fail to maintain our relationship with our location provider of LED space, advertisers may find advertising on our networks unattractive and may not wish to purchase advertising time slots on our networks, which would cause our revenues to decline and our business and prospects to deteriorate.

In accordance with real estate laws and regulations, prior consent of landlords and property managers is required for any commercial use of the public areas or facilities of residential properties. However, if the landlords of a residential complex object to our placing flat-panel displays in the elevators and public areas of the complex, we may be required to remove our flat-panel displays from the complex and may be subject to fines. We may not be able to successfully expand our out-of-home advertising network into new regions or diversify our network into new advertising networks or media platforms, which could harm or reverse our growth potential and our ability to increase our revenues.

(6)  If we are unable to obtain or retain desirable placement locations for our flat-panel displays on commercially advantageous terms or if the supply of desirable locations diminishes or ceases to expand, we could have difficulty in maintaining or expanding our network, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.

Our location costs, which include lease payments to landlords and property managers under our display placement agreements, maintenance and monitoring fees and other associated costs, comprise a significant portion of our cost of revenues. In the future, we may need to increase our expenditures on our display placement agreements to obtain new and desirable locations, to renew existing locations, and to secure favorable exclusivity and renewal terms. In addition, lessors of space for our flat-panel displays may charge increasingly higher display location lease fees, or demand other compensation arrangements, such as profit sharing. If we are unable to pass increased location costs on to our advertising clients through rate increases, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.

Furthermore, it may be difficult to increase the number of desirable locations in our network because most such locations have already been occupied either by us or by our competitors, or, in the case of outdoor LED billboards, because the placement of outdoor installments may be limited by municipal zoning and planning policies. If, as a result of these possibilities, we are unable to increase the placement of our out-of-home television advertising networks into commercial and residential locations that advertisers find desirable, we may be unable to expand our client base, sell advertising time slots on our network or increase the rates we charge for time slots which could decrease the value of our network to advertisers.

(7)  If we are unable to attract advertisers to advertise on our networks, we will be unable to maintain or increase our advertising fees and the demand for time on our networks, which could negatively affect our ability to grow revenues.

The amounts of fees we can charge advertisers for time slots on our out-of-home television networks depend on the size and quality of our out-of-home television networks and the demand by advertisers for advertising time on our out-of-home television networks. Advertisers choose to advertise on our out-of-home television networks in part based on the size of the networks and the desirability of the locations where we have placed our flat-panel displays and where we lease LED digital billboards as well as the quality of the services we offer. If we fail to maintain or increase the number of locations, displays and billboards in our networks, diversify advertising channels in our networks, or solidify our brand name and reputation as a quality provider of advertising services, advertisers may be unwilling to purchase time on our networks or to pay the levels of advertising fees we require to remain profitable.

Our failure to attract advertisers to purchase time slots on our networks will reduce demand for time slots on our networks and the number of time slots we are able to sell which could necessitate lowering the fees we charge for advertising time on our network and could negatively affect our ability to increase revenues in the future.

(8)  Our future acquisitions may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions will form a part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business. Our integration of the acquired entities into our business may not be successful and may not enable us to expand into new advertising platforms as well as we expect. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of any future acquisitions will require significant attention from our management.

The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. In addition, we may face challenges trying to integrate new operations, services and personnel with our existing operations. Future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, our inability to generate sufficient revenue to offset the costs, expenses of acquisitions and potential loss of, or harm to, relationships with employees and advertising clients as a result of our integration of new businesses and new regulations governing cross-border investment by Hong Kong residents. In addition, we cannot assure you that we will be able to realize the benefits we anticipate from acquiring other companies or that we will not incur costs, including those relating to intangibles or goodwill, in excess of our projected costs for these transactions. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

(9)  There may be unknown risks inherent in our acquisitions of companies which could result in a material adverse effect on our business.

We will conduct due diligence with respect to any acquisition we undertake we may not be aware of all of the risks associated with any of the acquisitions. Any discovery of adverse information concerning any of these acquisitions could have a material adverse effect on our business, financial condition and results of operations. While we may be entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

(10)  Ourr distributor could engage in activities that are harmful to our reputation in the industry and to our business.

Of the locations where we provide our services, these services may be provided through contractual arrangements with our distributor. Under these arrangements, we provide our business model and operating expertise to a local advertising company in exchange for their acting as a distributor of our advertising services. However, our contractual arrangements with our distributor does not provide us with control or oversight over their everyday business activities, and our distributor may engage in activities that violate laws and regulations governing the advertising industry and advertising content, or other laws and regulations generally. Our distributor may not possess all the licenses required to operate an advertising business, or may fail to maintain the licenses they currently hold, which could result in local regulators suspending the operations of the network in those cities. In addition, we do not independently review the advertising content that our distributor displays on the portion of our commercial location network that they operate independently, and our distributor may include advertising content on their part of the commercial location network and violate advertising laws or regulations or expose them and us to lawsuits or result in the revocation of their business license. If any of these events occurs, it could harm our reputation in the industry.

(11)  Failure to manage our growth could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we hope to operate, either of which could materially and adversely affect our business and growth potential.

We have been expanding, and plan to continue to expand, our operations in Hong Kong. We must continue to expand our operations to meet what we believe are the demands of advertisers for larger and more diverse network coverage and the demands of current and future landlords and property managers for installing and configuring flat-panel displays in our existing and future commercial, store, residential and curbside locations. This expansion has resulted, and will continue to result, in substantial demands on our management resources. It has also increased our need for a reliable supply of equipment, particularly flat-panel displays for our out-of-home television networks which are manufactured by a few third-party contract assemblers according to our specifications. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to, among other things, different technology standards, legal considerations and cultural differences. We may not be able to manage our current or future international operations effectively and efficiently or compete effectively in such markets. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

As we continue to expand into new networks and new media platforms, we expect the percentage of revenues derived from our commercial location network to decline. However, the new advertising networks and media platforms we pursue may not present the same opportunities for growth that we have experienced with our commercial location network and, accordingly, we cannot assure you that the level of growth of our networks will not decline over time. Moreover, we expect the level of growth of our commercial location network to decrease as many of the more desirable locations have already been leased by us or our competitors.

(12)  If advertisers or the viewing public do not accept, or lose interest in, our out-of-home advertising network, our revenues may be negatively affected and our business may not expand or be successful.

The market for out-of-home advertising networks in Hong Kong is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media. Our success depends on the acceptance of our out-of-home advertising network by advertisers and their continuing interest in these mediums as components of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards our advertising network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our networks or that our networks do not provide sufficient value as effective advertising mediums. Likewise, if consumers find some element of our networks, such as the audio feature of our commercial location, in-store and outdoor LED billboard networks, to be disruptive or intrusive, commercial locations and stores may decide not to place our flat-panel displays in their properties and advertisers may view our advertising network as a less attractive advertising medium compared to other alternatives. In that event, advertisers may determine to reduce their spending on our advertising network. If a substantial number of advertisers lose interest in advertising on our advertising network for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our advertising service revenue, liquidity and results of operations could be negatively affected.

(13)  If Internet marketing is broadly adopted in Hong Kong, our ability to generate revenue and sustain profitability could be materially and adversely affected.

Our future revenues and profits from the advertising agency business we operate are dependent in part upon advertisers in Hong Kong and Hong Kong increasingly accepting the use of the Internet as a marketing channel, which is at an early stage in Hong Kong. Penetration rates for personal computers, the Internet and broadband in Hong Kong are all relatively low compared to those in more developed countries. Furthermore, many Chinese Internet users are not accustomed to using the Internet for e-commerce or as a medium for other transactions. Many of our current and potential clients have limited experience with the Internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to Internet marketing and promotion. As a result, they may consider the Internet as effective in promoting their products and services as our form of media thereby negatively impacting our revenues.

(14)  The growth of our advertising agency business is substantially dependent on the acceptance of the cost-per-thousand-impressions, or CPM Internet advertising sales model, and certain performance-based Internet advertising sales models, including CPC and CPA models, by industry participants in Hong Kong.

The most prevalent Internet advertising sales model in Hong Kong currently is cost-per-day, whereby web publishers are paid based on the number of days an Internet ad is on display without regard to the ad’s effectiveness or the number of times the ad is displayed. We believe that the full advantages of Internet marketing in general and our possible entry into Internet marketing solutions specifically can only be fully realized when more sophisticated Internet advertising sales models such as cost-per-thousand-impressions, or CPM, cost-per-click, or CPC, and cost-per-action, or CPA, are used to purchase ad space. If CPM, CPC and CPA fail to gain acceptance in Hong Kong, our Internet marketing solutions will be less attractive to industry participants, and the market for those solutions may develop more slowly than we expect or even decline, which would materially and adversely affect our prospects and our business. In addition, if industry participants in Hong Kong favor other newly-developed Internet advertising sales models incompatible with CPM, CPC or CPA, the undertaking of the sales of Internet marketing solutions may suffer and our revenue and profitability may be materially and adversely affected

(15)  If the delivery of ads or the use of cookies is limited or blocked, our ability to update and expand our user data would be hindered and demand for our future Internet marketing solutions could not materialize.

Our business may be adversely affected by practices and technologies that impair or undermine the performance of our future Internet marketing solutions. For example, Internet users may use software designed to filter or prevent the delivery of Internet ads, including pop-up and pop-under ads; block, disable or remove cookies used by our Internet marketing technologies; or misrepresent measurements of advertising effectiveness. In particular, because we will rely on cookies to obtain data about Internet users for our database of user information, widespread usage of software in Hong Kong that disables or removes cookies would limit our ability to update and expand our user information and hinder our ability to provide effective targeted Internet marketing solutions to our clients.

We cannot assure you that the proportion of Internet users who employ these or other similar technologies will not increase, thereby diminishing the efficiency of our Internet marketing solutions and causing demand for those solutions to decline.

(16)  Our role as a supplier of ad space may harm our reputation as an independent purchasing agent and the reputation of our performance-based advertising network as a marketplace for ad space.

We currently participate in both the purchase and supply of ad space through our advertising agency business. We also facilitate purchases by our clients of ad space on our performance-based advertising network and may act as sales representative to other web publishers in the future. In addition, we will in the future potentially supply ad space that we purchase from web publishers on our performance-based advertising network from time to time to advertisers. Our role as a supplier of ad space might harm both our reputation as an independent purchasing agent and the reputation of our performance-based advertising network as a marketplace for ad space. If our reputation as an independent purchasing agent or the reputation of our performance-based advertising network is harmed, our clients may not purchase ad space from us and our business, financial condition and results of operations could be materially and adversely affected.

(17)  Our planned Internet advertising business could be materially and adversely affected if we are unable to introduce new or enhanced Internet marketing services and technologies that meet our clients’ requirements.

Our future success in the Internet advertising business depends in part upon our ability to enhance and integrate our future Internet marketing services and technologies and to introduce new, competitively priced services and technologies with features that meet evolving client requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our services and technologies.  Our failure to anticipate changes in clients’ requirements; our competitors’ introduction of new services and technologies ahead of our new services and technologies, or their introduction of superior or cheaper services and technologies; our failure to adapt to Internet advertising technology trends and evolving industry standards; and delays or difficulties in technology integration, customization or development.

(18)  The business and prospects of our online advertising agency business could be harmed if “click-through” fraud is not detected.

We will be exposed to the risk of fraudulent clicks on ads posted by individuals seeking to increase the advertising fees paid to our web publishers when we commence Internet advertising services. We may in the future have to refund revenue that our advertisers have paid to us and that was later attributed to click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website for the sole intent of generating the revenue share payment to the publisher rather than to view the underlying content. From time to time we have experienced fraudulent clicks and we do not allow our advertisers to be charged for such fraudulent clicks. This negatively affects the profitability of our online advertising agency business, and this type of fraudulent act could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our performance-based advertising network, which could lead the advertisers to become dissatisfied with our online advertising agency business, and in turn lead to loss of advertisers and the related revenue. Furthermore, fraudulent clicks directed at our performance-based advertising network or at other performance-based advertising platforms might encourage the perception among advertisers in Hong Kong that performance-based sales models like CPC and CPA are not effective, which could slow or even reverse the development of those sales models in Hong Kong. This could adversely affect our business and our prospects.

(19)  System failures could significantly disrupt the operations of our advertising agency business, which would cause us to lose clients or ad inventory.

In the future our ability to successfully provide clients with Internet marketing services and our performance-based advertising network, and our ability to access user information depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to clients, including failures affecting our ability to deliver ads quickly and accurately and to access our user information base to provide targeted solutions, would reduce significantly the attractiveness of our services to advertisers and web publishers. Our online advertising agency business could be materially and adversely affected by any damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data center and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. We carry no business insurance policies to compensate us for losses that could occur due to any failures in our systems.

(20)  If our future Internet marketing technologies contain design or performance defects, our reputation and business may be harmed and we may need to expend significant resources to address liability.

Technology’s as complex as ours may contain design and/or performance defects which are not detectable even after extensive internal testing.  Such defects may become apparent only after widespread commercial use. Any design or performance defects in our future Internet marketing technologies could have a material and adverse effect on our reputation and business. It is not clear whether Hong Kong’s existing product liability laws apply to technology products like ours. We cannot assure you that if our future Internet marketing technologies are found to have design or performance defects, we will not be liable for product liability claims in Hong Kong. We do not carry any product liability insurance. Our contracts with our clients currently do not contain provisions to completely limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future.

Additionally, we will rely on our Internet marketing technologies (particularly our ad serving technology) to enhance our future Internet marketing services and our performance-based advertising network. Any defect in those technologies could hinder the effectiveness of our Internet marketing services and our performance-based advertising network, which would have a material and adverse effect on our competitiveness, business and future prospects.

(21)   We may be liable for content that we serve onto web publishers’ websites, which could increase our expenses.

We purchase ad space and then serve our clients’ ads into that ad space. We are liable under Hong Kong law to ensure that the content of the ads that we serve are fair and accurate and are in full compliance with applicable law. Additionally, we may be liable to third-parties for content in our clients’ ads that we deliver through our performance-based advertising network if those ads contain artwork, text or other content that violates third-parties’ copyrights, trademarks, or other intellectual property rights or if the content is defamatory. Any claims or counterclaims against us could harm our reputation, be time-consuming, could result in costly litigation and could divert management’s attention.

(22) The successful operation of our future Internet business depends upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in Hong Kong.

Our future Internet business will depend on the performance and reliability of the Internet infrastructure in Hong Kong.  These international gateways are the only channels through which a domestic user can connect to the Internet. We cannot assure you that a more sophisticated Internet infrastructure will be developed in Hong Kong. We or our clients may not have access to alternative networks in the event of disruptions, failures or other problems with Hong Kong’s Internet infrastructure. In addition, the Internet infrastructure in Hong Kong may not support the demands associated with our growth strategies. For example, we intend to expand our sales of rich media technologies, which are bandwidth-intensive. Limited bandwidth in Hong Kong may hamper the effectiveness of our rich media technologies, which could harm our prospects and business and require us to purchase additional servers in our content distribution network.

(23)  We depend on the leadership and services of Zhi Jian Zeng who is our founder, chairman, and chief executive officer, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Zhi Jian Zeng our founder, chairman and chief executive officer. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, many of our clients and landlords and property managers of the locations in our network. We do not maintain key-man life insurance for Mr. Zeng.  If he is unable or unwilling to continue in his present position or if he joins a competitor or forms a competing company, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

(24)  We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We believe that our current cash and cash equivalents and cash flow from operations will not be sufficient to meet our anticipated cash needs including for working capital and capital expenditures, for the foreseeable future. We will require additional cash resources due to changed business conditions or other future developments. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

investors’ perception of, and demand for, securities of alternative advertising media companies; ·conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; Hong Kong governmental regulation of foreign investment in advertising services companies in Hong Kong; economic, political, and other conditions in Hong Kong; and Hong Kong governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

(25)  We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our digital out-of-home advertising networks.

Hong Kong advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the government may revoke a violator’s license for advertising business operations.

As an out-of-home advertising service provider, we are obligated under current laws and regulations to monitor the advertising content that is shown on our out-of-home advertising networks for compliance with applicable law. In addition, our distributor is obligated under current laws and regulations to monitor the advertising content shown on the portion of our out-of-home television advertising network operated by them. In general, the advertisements shown on our out-of-home television advertising network and the portion of our advertising network operated by our distributor has previously been broadcast over public television networks and has been subjected to internal review and verification of such networks. We and our distributor are still separately required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, where a special government review is required for specific product advertisements before broadcasting, we and our distributor are separately obligated to confirm that such review has been performed and approval has been obtained. We employ, and our distributor is required under the terms of our agreement with them to employ, qualified advertising inspectors who are trained to review advertising content for compliance with relevant laws and regulations. In addition, for advertising content related to specific types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we and our distributor are required to confirm that the advertisers have obtained requisite government approvals including the advertiser’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. We endeavor to comply, and encourage our distributor to take measures to comply, with such requirements, including by requesting relevant documents from the advertisers. Our reputation will be tarnished and our results of operations may be adversely affected if advertisement shown on our out-of-home television advertising networks or outdoor LED network is provided to us by our advertising clients in violation of relevant advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with such advertising content are not complete or that the advertisements that our distributor have procured for broadcasting on our network have not received required approval from the relevant local supervisory bodies or are not content compliant.

Moreover, civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our advertising network. If consumers find the content displayed on our advertising network to be offensive, landlords, property managers, or other location providers may seek to hold us responsible for any consumer claims or may terminate their relationships with us.

In addition, if the security of our content management system is breached through the placement of unauthorized compact flash, or CF cards in our flat-panel displays and unauthorized images, text or audio sounds are displayed on our advertising network, viewers or the government may find these images, text or audio sounds to be offensive, which may subject us to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in Hong Kong and our advertising clients may be less willing to place advertisements on our advertising network.

(26)  We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot be certain that our advertising displays or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property.

We may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

(27)  Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our trade secrets and other intellectual property as critical to our success. Unauthorized use of the intellectual property used in our business may adversely affect our business and reputation.

We have historically relied on a combination of trademark and copyright law, trade secret protection and restrictions on disclosure to protect our intellectual property rights. We enter into confidentiality and invention assignment agreements with all our employees. We cannot assure you that these confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our proprietary technology will not otherwise become known to, or be independently developed by, third parties.

We may register in Hong Kong the trademarks used in our business. We cannot assure you that any of our trademark applications will ultimately proceed to registration or will result in registration with scope adequate for our business. Some of our applications or registration may be successfully challenged or invalidated by others. If our trademark applications are not successful, we may have to use different marks for affected services or technologies, or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.

In addition, policing unauthorized use of our proprietary technology, trademarks and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.

(28)  We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We compete with other advertising companies in Hong Kong. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also face competition from other out-of-home television advertising network operators for access to the most desirable locations in cities in Hong Kong. Individual buildings, hotels, restaurants and other commercial locations and hypermarket, supermarket and convenience store chains may also decide to independently, or through third-party technology providers, install and operate their own flat-panel television advertising screens. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, wireless communications, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

In the future, we may also face competition from new entrants into the out-of-home television advertising sector. Our sector is characterized by relatively low fixed costs and, as is customary in the advertising industry, we do not have exclusive arrangements with our advertising clients.

Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable locations, and others may successfully mimic and adopt our business model. Moreover, increased competition will provide advertisers with a wider range of media and advertising service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

(29)  We do not maintain any business liability disruption or litigation insurance coverage for our operations, and any business liability, disruption or litigation we experience might result in our incurring substantial costs and the diversion of resources.

Insurance companies in Hong Kong offer limited business insurance products and offer business limited liability insurance. While business disruption insurance is available to a limited extent in Hong Kong, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in Hong Kong. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

(30)  There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002 in the event we become a fully reporting company.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Risks Relating to Regulation of Our Business and to Our Structure

(31)  We do not rely on a written contractual arrangement with our operating distributor which may not be as effective in providing operational control as direct ownership.

We have in the past relied, and to a lesser but significant extent will continue in the future to rely, on an oral contractual arrangement with our operating distributor to operate our advertising business. These contractual arrangements may not be as effective in providing us with control over our operating distributor as direct ownership would provide. If we had direct ownership of our operating distributor we would be able to exercise control to effect changes in the board of directors of that company, which in turn could affect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangement, as a legal matter, if our operating distributor or any of their subsidiaries and shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against our operating distributor if they do not perform their obligations under their contracts with us or if any of the citizens who hold the equity interest in our operating affiliates do not cooperate with any such actions.

(32)  Contractual arrangements we have entered into may be subject to scrutiny by the tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under local law, arrangements and transactions among related parties may be subject to audit or challenge by the local tax authorities. If any of the transactions we have entered into with our distributor are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local tax law, the tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective entities and assess late payment interest and penalties. A finding by the tax authorities that Asian Trends is ineligible for its tax exemptions, would substantially increase our taxes owed and reduce our net income and the value of your investment. As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings.

We are a holding company, and we rely principally on dividends and other distributions on equity paid by our Hong Kong operating company and distributor for our cash requirements, including the funds necessary to service any debt we may incur. If our Hong Kong operating company and distributor incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the local tax authorities may require us to adjust our taxable income under the contractual arrangements our operating distributor currently has in place with Asian Trends in a manner that would materially and adversely affect our operating distributors’ ability to pay dividends and other distributions to us. Any limitation on the ability of our operating distributor to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

(33)  Our business operations may be affected by legislative or regulatory changes.

There are no existing local laws or regulations that specifically define or regulate out-of-home television advertising for companies with less than 5,000 units. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, our business licenses or otherwise affecting our business in Hong Kong may materially and adversely affect our business prospects and results of operations. We are not certain how the local government will implement any regulation or how it may affect our ability to compete in the advertising industry in Hong Kong.

 (34)  Regulation of loans and direct investment by offshore holding companies to us may delay or prevent us from using funds to make immediate decisions regarding our business operations.

As an offshore holding company of our Hong Kong operating company we may need make loan arrangements that require immediate attention from our operating company in Hong Kong.  Any delay in our ability to make any necessary loan arrangements could seriously damage our ability to maintain continuous business operations.

Risks Relating to Business in Hong Kong

Substantially all of our assets are located in Hong Kong and substantially all of our revenues are derived from our operations in Hong Kong. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in Hong Kong.

(35)  The economic, political and social conditions, as well as governmental policies, could affect the financial markets in Hong Kong and our liquidity and access to capital and our ability to operate our business.

The Hong Kong economy differs from the economies of most countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While the Hong Kong economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. The Hong Kong government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Hong Kong economy, but may also have a negative effect on us. This may encourage foreign advertising companies with more experience, greater technological know-how and larger financial resources than we have to compete against us and limit the potential for our growth. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

(36)  The Hong Kong legal system embodies uncertainties which could limit the legal protections available to you and us.

The Hong Kong legal system is a civil law system based on written statutes. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in Hong Kong. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Hong Kong administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

(37)  If tax benefits currently available to us in Hong Kong were no longer available, our effective income tax rates for our Hong Kong operations could increase.

We generate a substantial portion or all our net income from our Hong Kong operations.  Our net income could be adversely affected by any change in the current tax laws in Hong Kong.

(38)  The Hong Kong tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their Hong Kong operations through their affiliates in the United States.

Our operations and transactions are subject to review by the Hong Kong tax authorities pursuant to relevant Hong Kong laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our future acquisitions of offshore entities that conduct their Hong Kong operations through their affiliates in the United States, we cannot assure you that the Hong Kong tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the Hong Kong tax authorities take the view that the previous taxable income of the Hong Kong affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under Hong Kong law in connection with these transactions, the Hong Kong tax authorities might require us to pay the tax, together with late-payment interest and penalties.

(39)  Hong Kong rules on mergers and acquisitions may subject us to sanctions, fines and other penalties and affect our future business growth through acquisition of complementary business.

We cannot assure you that the relevant Hong Kong government agency approval required for any issuance of our stock will be deemed legal. We may face sanctions by the Hong Kong regulatory agencies. In such event, this regulatory agency may impose fines and penalties on our operations in the Hong Kong, limit our operating privileges in the Hong Kong, delay or restrict the repatriation of the proceeds from any future sales of our stock into Hong Kong, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

Complying with the requirements of rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the appropriate securities agency, may delay or inhibit the completion of such transactions, which could affect our ability to expand our business or maintain our market share.

(40)  Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Hong Kong dollars. Since a significant amount of our future revenues will be denominated in Hong Kong dollars, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in United States dollars (“USD”) to fund our business activities outside Hong Kong, if any, or expenditures denominated in foreign currencies. This could affect our ability to obtain foreign exchange through debt or equity financing, including by means of loans.

(41)  Fluctuations in exchange rates could result in foreign currency exchange losses.

Appreciation or depreciation in the value of the Hong Kong dollar relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The Hong Kong dollar may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Hong Kong dollar against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

(42)  Any future outbreak of severe acute respiratory syndrome or avian flu in Hong Kong, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, Hong Kong and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central Hong Kong in April 2004. During May and June of 2003, many businesses in Hong Kong were closed by the Hong Kong government to prevent transmission of SARS. In addition, many countries, including Hong Kong, have encountered incidents of the

H5N1 strain of bird flu, or avian flu. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may result in health or other government authorities requiring the closure of our distributor’s offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our digital out-of-home advertising services. Any recurrence of the SARS outbreak, an outbreak of avian flu or a development of a similar health hazard in Hong Kong, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our digital out-of-home advertising networks to advertisers, significantly reduce the advertising time purchased by advertisers and severely disrupt our business and operations.

Risks Associated with Our Stock

(43)  Our shares are listed for trading on the OTC Bulletin Board, and our shares will likely be classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price less than $5.00.  Our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

(44)  There has been no independent valuation of the stock, which means that the stock may be worth less than the purchase price.

This valuation of our stock is highly speculative and arbitrary. There is no relation to the market value, book value, or any other established criteria. We did not obtain an independent appraisal opinion on the valuation of the shares.

(45)  Investors may never receive cash distributions which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

(46)  Even If A Market Develops For Our Shares, Our Shares May Be Thinly Traded With Wide Share Price Fluctuations, Low Share Prices And Minimal Liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; ·increased competition; our ability or inability to generate future revenues; and market perception of the future of development of wood product manufacturing.

In addition, if our shares are quoted on the OTCBB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

(47)  We Anticipate The Need To Sell Additional Authorized Shares In The Future.  This Will Result In A Dilution To Our Existing Shareholders And A Corresponding Reduction In Their Percentage Ownership In Asian Trends.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in Asian Trends is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

(48)  Since Our Securities Are Subject To Penny Stock Rules, You May Have Difficulty Reselling Your Shares.

Our shares are "penny stocks" and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell Asian Trends Media Holdings, Inc.’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following properties are leased:

1.      Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong

         2,853sqaure feet

         USD $6,218 per month in rent

        Lease expires July 27, 2010

Item 3. Legal Proceedings

Asian Trends Broadcasting Corporation Limited is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders in the fourth quarter of 2008.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “CLCE.OB”.

	High	Low
Fiscal Year 2008
Fourth quarter ended December 31, 2008	$0.60	$0.20
Third quarter ended September 30, 2008	$2.00	$0.60
Second quarter ended June 30, 2008	$3.75	$2.00
First quarter, ended March 31, 2008	$6.00	$0.04

Fiscal Year 2007
Fourth quarter ended December 31, 2007	$6.00	$2.00
Third quarter ended September 30, 2007	$9.00	$9.00
Second quarter ended June 30, 2007	$9.00	$9.00
First quarter, ended March 31, 2007	$9.00	$1.50

Approximate Number of Equity Security Holders

On March 18, 2009 the Company's common stock had a closing price quotation of $0.05.   As of March 18 2009, there were approximately 42 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data
		December 31,
		2008
Total Assets		$382,827
Total Liabilities		$$43,923
Total Stockholders' Equity		$$338,904
Net Working Capital		$$236,625
Revenues		$$346
Operating Expenses		$$165,963
Net income (Loss)	$	$(261,096)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”).  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name “North America Marketing Corporation”.

On March 29, 2004, the Company changed the domicile to the State of Nevada in connection with a name change to “Elite Artz, Inc.”.

On October 1, 2007, Elite Artz, Inc. completed a share exchange agreement with Parkade and Clifford Manufacturing Co., Ltd., the sole shareholder of Parkade.  For accounting purposes, this acquisition was treated as a reverse acquisition and recapitalization of Parkade.  The Company then effected a name change to Clifford China Estates, Inc.

On December 30, 2008, Asian Trends Media Holdings, Inc. (the “Company”) entered into and completed an agreement for share exchange (the “Acquisition Agreement”) with Asian Trends Broadcasting Inc. (“Asian Trends BVI”), a company incorporated on July 21, 2008 under the laws of the British Virgin Islands. Asian Trends BVI operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and creates revenue by selling advertising airtime on these LCD displays through a wholly-owned subsidiary in Hong Kong, namely, Asian Trends Broadcasting Corporation Limited (“Asian Trends HK”).  Asian Trends HK was incorporated on August 5, 2008.

Pursuant to the terms of the Acquisition Agreement, the Company acquired 100% ownership interest in Asian Trends BVI. Consideration paid by the Company to Asian Trends BVI was 75,793,200 restricted shares of the Company’s common stock.  After the completion of the transaction, Asian Trends BVI became a wholly owned subsidiary of the Company.

In conjunction with the Acquisition Agreement with Asian Trends BVI, the Company entered into and completed an agreement for share exchange (the “Disposal Agreement”) with Clifford Manufacturing Co., Ltd. (“Clifford Mfg.”) and the shareholders of the Company (“Shareholders”).  Pursuant to the terms of the Agreement, Clifford Mfg. shall acquire 100% ownership of the issued and outstanding capital stock of Parkade International Ltd., a British Virgin Islands Holding Company (“Parkade”), which are currently held by the Company (the “Parkade Shares”). As consideration for the Parkade Shares, Clifford Mfg. caused all of the shares held by affiliates of Clifford Mfg to be delivered to the Company, including 47,973,200 shares of the Company’s common stock and 5,000,000 shares of the Company’s Series A Preferred Stock, held by such affiliates.

On December 31, 2008, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.  Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company.

Immediately following completion of the above acquisition and disposal transactions through the issuance and cancellation of the Company’s common stock and preferred stock, the Company has 77,820,000 shares of its common stock issued and outstanding.

The intent of the agreement was to have Clifford become a public shell company and account for the business acquisition as a reverse merger with Asian Trends being the accounting acquireror and the surviving entity.

Subsequently, On January 12, 2009, Clifford caused to be formed a corporation under the laws of the State of Nevada called Asian Trends Media Holdings, Inc. (“Merger Sub”) which is a direct wholly-owned subsidiary of Clifford.  On January 12, 2009, Clifford and Merger Sub entered into an Agreement and Plan of Merger, to become effective on January 20, 2009, pursuant to which Merger Sub merged with and into Clifford and Clifford remained as the surviving corporation of the merger.

As a result of the merger, the corporate name of Clifford was changed to “Asian Trends Media Holdings, Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub then ceased. Clifford was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of Clifford.

Clifford, as the parent domestic Nevada corporation, owning at least 90 percent of the outstanding shares of Merger Sub, under Nevada law (NRS Section 92A.180) may merge Merger Sub into itself without shareholder approval and effectuate a name change without shareholder approval.

Following the Merger, on March 16, 2009, Asian Trends (the “Company”) filed a Form 8-K/A with the SEC setting forth the new business and combined financials.

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of December 31, 2008, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.  However, the number of employees in our sales and marketing department may slightly increase as we are expanding our sales force.

We do not expect any purchase or sale of plant and office equipment.

We do not expect significant changes in the number of employees.

Results of Operations

For the period since inception to December 31, 2008

Revenues. For the year ended December 31, 2008 revenues were $346.

Operating Expenses. Due to limitations the Company ceased operations, therefore costs decreased.  Operation expenses were $165,963 for the year ended December 31, 2008.

Net (Loss) Income. The Company incurred a net loss of ($261,096) for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $233,689.  Liabilities at December 31, 2008 totaled $43,923 and consisted of $37,705 in Accounts Payable and Accrued Expenses and $0 in Loans from previous shareholders.

Due to the new operating company, the Company may seek additional capital investments for support and expansion of the new operations and its working capital needs.   To achieve this objective, the Company may sell shares of

common stock.  However, completion of our operating plan is subject to attaining adequate revenue and profits. We cannot assure investors that adequate revenues or profits will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without achieving projected revenue and profit results within the next twelve months, we anticipate being able to continue with our present activities, but we may require financing to achieve our goal of profit, revenue and growth.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

On January 12, 2009, Clifford caused to be formed a corporation under the laws of the State of Nevada called Asian Trends Media Holdings, Inc. (“Merger Sub”) which is a direct wholly-owned subsidiary of Clifford.  On January 12, 2009, Clifford and Merger Sub entered into an Agreement and Plan of Merger, to become effective on January 20, 2009, pursuant to which Merger Sub merged with and into Clifford and Clifford remained as the surviving corporation of the merger.

As a result of the merger, the corporate name of Clifford was changed to “Asian Trends Media Holdings, Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub then ceased. Clifford was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of Clifford.

Clifford, as the parent domestic Nevada corporation, owning at least 90 percent of the outstanding shares of Merger Sub, under Nevada law (NRS Section 92A.180) may merge Merger Sub into itself without shareholder approval and effectuate a name change without shareholder approval.

On January 7, 2009, the Board of Directors of the Company accepted the resignation of Ms. Wendy L. H. Man from all of her committee, officer and employee positions with the Company. Ms. Man does not have any disagreements with the Company and has no claims against the Company.

On January 13, 2009, the Board of Directors of the Company appointed Mr. Huang Jian Nan, a director of the Company, to serve as the Company’s Chief Financial Officer.

Following the Merger, on March 16, 2009, Asian Trends (the “Company”) filed a Form 8-K/A with the SEC setting forth the new business and combined financials.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2008, which are contained in this filing, the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2008 begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Asian Trends Media Holdings, Inc.

We have audited the accompanying balance sheet of Asian Trends Media Holdings, Inc. as of December 31, 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from the date of inception on July 21, 2008 to December 31, 2008. Asian Trends Media Holdings Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Trends Media Holdings, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the period from the date of inception on July 21, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional working capital to carry out its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Murray, Utah

April 9, 2009

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$233,689
Other receivables and deposits	46,859
Total current assets	280,548
PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	102,279
TOTAL ASSETS	$382,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$31,795
Accrued expenses and other payables	12,128
Total current liabilities	43,923
TOTAL LIABILITIES	43,923

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 225,00,000 shares authorized; 77,820,000 shares issued and outstanding as of December 31, 2008	77,820
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2008	-
Additional paid in capital	522,180
Accumulated deficit	(261,096)
TOTAL STOCKHOLDERS’ EQUITY	338,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,827

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

FOR THE PERIOD FROM JULY 21, 2008 (DATE OF INCEPTION)

TO DECEMBER 31, 2008

REVENUE	$346

COST OF SALES	(95,489)

GROSS LOSS	(95,143)

EXPENSES
General & administrative	165,963

TOTAL OPERATING EXPENSES	165,963

OPERATING LOSS	(261,106)

OTHER INCOME
Interest income	10

TOTAL OTHER INCOME	10

LOSS BEFORE TAXES	(261,096)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(261,096)

OTHER COMPREHENSIVE INCOME	-

COMPREHENSIVE INCOME	$(261,096)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0034)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	77,820,000

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 21, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated	Total
	of shares	Amount	of shares	Amount	capital	deficit	equity

Balance at July 21 2008,
inception of subsidiary	-	$-	-	$-	$-	$-	$-

Issuance of common
stock for cash	-	-	2,000	2	599,998	-	600,000

Recapitalization -
reverse merger	-	-	77,818,000	77,818	(77,818)	-	-

Net loss for the year	-	-	-	-	-	(261,096)	(261,096)

Balance at
December 31, 2008	-	$-	77,820,000	$77,820	$522,180	$(261,096)	$338,904

See accompanying notes to consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 21, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

Cash Flows From Operating Activities:
Net loss	$(261,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,327
Changes in operating assets and liabilities:
Increase in other receivables and deposits	(46,859)
Increase in accounts payable	31,795
Increase in accrued expenses and other payables	12,128
Net cash used in operating activities	(258,705)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(107,606)
Net cash used in investing activities	(107,606)

Cash Flows From Financing Activities:
Issuance of common stock	600,000
Net cash provided from financing activities	600,000

Net increase in cash and cash equivalents	233,689

Cash and cash equivalents at Beginning of Period	-

Cash and cash equivalents at the End of Period	$233,689

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

Notes to the Consolidated Financial Statements

For the period from July 21, 2008 (date of inception) to December 31, 2008

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name “North America Marketing Corporation”.

On March 29, 2004, the Company changed the domicile to the State of Nevada in connection with a name change to “Elite Artz, Inc.”.

On October 1, 2007, Elite Artz, Inc. completed a share exchange agreement with Parkade and Clifford Manufacturing Co., Ltd., the sole shareholder of Parkade.  For accounting purposes, this acquisition was treated as a reverse acquisition and recapitalization of Parkade.  The Company then effected a name change to Clifford China Estates, Inc.

On December 30, 2008, Asian Trends Media Holdings, Inc. (the “Company”) entered into and completed an agreement for share exchange (the “Acquisition Agreement”) with Asian Trends Broadcasting Inc. (“Asian Trends BVI”), a company incorporated on July 21, 2008 under the laws of the British Virgin Islands. Asian Trends BVI operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and creates revenue by selling advertising airtime on these LCD displays through a wholly-owned subsidiary in Hong Kong, namely, Asian Trends Broadcasting Corporation Limited (“Asian Trends HK”).  Asian Trends HK was incorporated on August 5, 2008.

Pursuant to the terms of the Acquisition Agreement, the Company acquired 100% ownership interest in Asian Trends BVI. Consideration paid by the Company to Asian Trends BVI was 75,793,200 restricted shares of the Company’s common stock.  After the completion of the transaction, Asian Trends BVI became a wholly owned subsidiary of the Company.

In conjunction with the Acquisition Agreement with Asian Trends BVI, the Company entered into and completed an agreement for share exchange (the “Disposal Agreement”) with Clifford Manufacturing Co., Ltd. (“Clifford Mfg.”) and the shareholders of the Company (“Shareholders”).  Pursuant to the terms of the Agreement, Clifford Mfg. shall acquire 100% ownership of the issued and outstanding capital stock of Parkade International Ltd., a British Virgin Islands Holding Company (“Parkade”), which are currently held by the Company (the “Parkade Shares”). As consideration for the Parkade Shares, Clifford Mfg. caused all of the shares held by affiliates of Clifford Mfg to be delivered to the Company, including 47,973,200 shares of the Company’s common stock and 5,000,000 shares of the Company’s Series A Preferred Stock, held by such affiliates.

On December 31, 2008, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.  Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company.

Immediately following completion of the above acquisition and disposal transactions through the issuance and cancellation of the Company’s common stock and preferred stock, the Company has 77,820,000 shares of its common stock issued and outstanding.

For accounting purposes, the acquisition of Asian Trends BVI by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Asian Trends BVI based on the factors demonstrating that Asian Trends BVI represents the accounting acquirer. The acquisition is equivalent to the issuance of stock by Asian Trends BVI for the net monetary assets (which were not significant) of the Company.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong through its wholly-owned subsidiary.

(c)	Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(d)	Depreciation and Amortization

The Company provides for depreciation of property, plant and equipment principally by use of the straight-line method for financial reporting purposes. Property, plant and equipment are depreciated over the following estimated useful lives:

Computer equipment	3 years
Leasehold improvement	2 years
Office equipment	5 years
Furniture	5 years
Site display system	5 years

The depreciation expense for the year ended December 31, 2008 amounted to $5,327.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the year ended December 31, 2008.

(f)	Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by Hong Kong. The Company's income tax expense for year ended December 31, 2008 is nil.

(g)	Fair Value of Financial Instruments

The carrying amounts of the Company's cash, other receivable, other payable and accrued expenses approximate to their fair values because of the short maturity of these items.

(h)	Revenue Recognition

Revenue represents the invoiced value of services rendered to customers during the period. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,

b)	Delivery has occurred or services have been rendered,

c)	The seller's price to the buyer is fixed or determinable, and

d)	Collectibility is reasonably assured.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, there was no dilutive security outstanding.

(j)	Use of Estimates

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

(k)	Retirement Benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme.  Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme.  The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers.  The Company provides no other retirement benefits to its employees.

(l)	Comprehensive Income

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

(m)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (US$). The functional currency of the Company is Hong Kong Dollar (HK$). Capital accounts of the consolidated financial statements are translated into US$ from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

2008
Period end HK$ : US$ exchange rate	0.1282
Average yearly HK$ : US$ exchange rate	0.1282

(n)	Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-161 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154

Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Statement No. 155

This statement is intended to simplify and make more consistent the accounting for certain financial instruments.

This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Statement No. 156

This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.

The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Statement No. 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosure about fair value measurements.

The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Statement No. 158

This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.

The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Statement No. 159

This statement permits entities to choose to measure many financial assets and financial liabilities at fair value.

The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Statement No. 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements

.

Statement No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

In September of 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.

The Company does not expect that the adoption of SAB No. 108 will have a material effect on the Company’s future reported financial position or results of operations.

In considering all recent accounting pronouncements issued recently by the FASB, EITF, AICPA or SEC, the Company does not expect that the adoption of any of these accounting pronouncements will have a material effect on the Company’s future reported financial position or results of operations.

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 4 – DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the places and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as deposits paid and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

 Deposits paid and other receivables as of December 31, 2008 are summarized as follows:

As of December 31, 2008

Deposits paid	$2,500
Other receivables	44,359

Total	$46,859

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of December 31, 2008 are summarized as follows:

As of December 31, 2008
At cost:
Computer equipment	$13,147
Leasehold improvement	47,533
Office equipment	24,654
Furniture	11,632
Site display system	10,640
107,606
Less: Accumulated depreciation	(5,327)

Property, plant and equipment, net	$102,279

Depreciation expense for the year ended December 31, 2008 was $5,327.

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2008

Accrued expenses	$5,910
Other payables	6,218
Total	$12,128

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rate is 16.5% for the year ended December 31, 2008.  No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the year ended December 31, 2008.

The Company's actual tax expense differs from the "expected" tax expense for the year ended December 31, 2008 (computed by applying the CIT rate of 16.5% to net loss of the Company).

For the year ended
December 31,2008
Net loss before provision for income taxes	$(261,096)
Tax at the applicable rate: 16.5%	(43,081)
Tax effect of loss not recognized	43,081
TOTAL	$-

The provisions for income taxes for the year ended December 31, 2008 are summarized as follows:

As of December 31,
2008

Current	$-
Deferred	-

TOTAL	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 77,820,000 shares of common stock issued and outstanding as of December 31, 2008.

 NOTE 9 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of December 31, 2008, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

As of December 31,
2008
For the year ended December 31,
2009	$74,617
2010	43,526
TOTAL	$118,143

NOTE 10- GOING CONCERN

The Company will need additional working capital to carry out its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional working capital through loans, equity financing or merger with another entity.  Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and other financing which will enable the Company to operate for the coming year.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2009 the Company filed, on Form 8-K notice of change in our principal auditor.  There have been no disagreements with our successor or predecessor auditor regarding accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) does not relate to reporting periods after December 31, 2008.

 Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2008 is as follows:

Name	Age	Title
Huang Jian Nan	43	CFO and Director
Zhi Jian Zeng	45	CEO
Dr. C. H. Roger Yip	37	President
Dr. Terence Wong	47	Advisor

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Huang Jian Nan

 Following his graduation from high school in 1983, Mr. Nan, age 43, worked in the Sales Department of Fe Shan Shan Shui Tower Manufacturing Co. until 1990.  From 1990 until 1998, Mr. Huang worked in the Sales Department at Shan Shui Jian Li Bao Packaging Company Limited.  Since 1999, Mr. Huang has been working at Dongguan Great East Packaging Co. Ltd. where he is currently the Deputy General Manager.

Zhi Jian Zeng

Mr. Zeng, age 45, completed his undergraduate work in professional accounting in China and is currently a professional accountant in China.  Mr. Zeng has over twenty years of finance and accounting experience and has served as a senior finance and accounting professional to several Chinese companies.  From 1981-86 he was Accountant at the Food bureau of Loudi City of Hunan Province in China.  From 1986 to 1995 he was Assistant Manager and then the Finance Manager of Foreign Tea Company at Shaoyang City of Hunan Province.  He worked briefly in 1996-97 at Jinda Plastics and Metals Products (Shenzhen) as Head of Accounting.  From 1997 to 2005 he worked at the Great East Packaging Holding Limited where started as the finance Manager and was promoted to the post of Financial Controller.

Dr. C. H. Roger Yip

Dr. C. H. Roger Yip is the company president of Entrepreneurial Engineering Corporation.  He is an expert in financing, investing, and corporate re-engineering.  He is the founder and a major equity partner of the Characters Capital Group of companies whose first company was founded in early 2001.

Prior to his entrepreneurial development, Dr. Yip was Global Market Strategist & Economist of Bank of America, when he was the Bank’s official spokesman on the economies of Greater China and India.  His institutional clients include the People’s Bank of China and the State Administration of Foreign Exchange, and also Coca Cola, Nike, Bausch & Lomb, Prudential, etc.

Dr. Terence Wong

Dr. Terence Wong is a consultant for HKSAR Employee Retraining Board and consultant for franchising enterprises in mainland China.  Dr. Wong is the president of Entrepreneurial Engineering Corporation, the executive director of Subculture Publishers and the associate director of Richland Worldwide Ltd.  He also holds directorships in many other companies.  He has over 20 years’ consulting experience in consultancy and still being actively involved in business development and both business-to-business and business-to-consumer industries in Hong Kong and Mainland China.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•

Full compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2008 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2008 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Huang Jian Nan.  We are actively seeking additional board members with industry experience.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Restricted Stock	Chan Tsz King 15th floor, Sun & Moon Building, No. 45 Sing Woo Road, Happy Valley, Hong Kong	17,406,300	21.25%
Restricted Stock	Huang Jian Nan 15th Floor, Sun & Moon Building No. 45 Sing Woo Road Happy Valley, Hong Kong	40,980,600	50.03%
Restricted Stock	Yip Chi-Him Roger 5th Floor, Sun & Moon Building No. 45 Sing Woo Road Happy Valley, Hong Kong	17,406,300	21.25%

The percent of class is based on 81,912,000 shares of common stock issued and outstanding as of March 18, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 31, 2008, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.   Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company.

There have been no other material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by GHP Horwath, P.C and Madsen & Associates CPA’s, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007, for the review of the Company’s financial statements for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.   Audit fees by year were:

	Total	GHP Horwath	Madsen
2008	$ 197,118	$ 162,118	$ 35,000

 Audit Related Fees

For our fiscal year ended December 31, 2008 we did not incur any audit related fees.

Tax Fees

For our fiscal year ended December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services.  The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)

During the quarter ending December 31, 2008, the Company filed the following Exhibits and Form 8Ks:

•

January 2, 2009, filed an 8-K for:

-Item 5.02, Departure of Directors or Principal Officers; Election of Directors, Appointment of Principal Officers

•

January 5, 2009

-Item 1.01: Entry into a Material Definitive Agreement

-Item 2.01: Completion of Acquisition or Disposition of Assets

-Item 5.01: Changes in Control of Registrant

-Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain

                   Officers: Compensatory Arrangements of Certain Officers

-Item 9.01: Financial Statements and Exhibits

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Zhi Jian Zeng pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Huang Jian Nan, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Zhi Jian Zeng pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Huang Jian Nan, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Asian Trends Media Holdings, Inc.
By:
Zhi Jian Zeng
Chief Executive Officer

Dated:	April 14, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
___________________ Zhi Jian Zeng	Chief Executive Officer	April 14, 2009
___________________ Huang Jian Nan	Chief Financial Officer	April 14, 2009