Form 10-Q
period 2009-03-31
Asian Trends Media Holdings, Inc
filed 2009-05-15
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	77,820,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐         No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2009	2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,896	$233,689
Other receivables and deposits	128,513	46,859
Total current assets	130,409	280,548

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	94,175	102,279
TOTAL ASSETS	$224,584	$382,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$47,817	$31,795
Accrued expenses and other payables	8,464	12,128
Total current liabilities	56,281	43,923

TOTAL LIABILITIES	56,281	43,923

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2009	-	-
Common stock, par value $0.001, 225,000,000 shares authorized; 77,820,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	77,820	77,820
Additional paid in capital	522,180	522,180
Accumulated deficit	(431,697)	(261,096)
TOTAL STOCKHOLDERS’ EQUITY	168,303	338,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,584	$382,827

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
For the three
months ended
March 31, 2009

REVENUE	$2,279

COST OF SALES	(34,369)

GROSS LOSS	(32,090)

EXPENSES
General & administrative	138,511

TOTAL OPERATING EXPENSES	138,511

OPERATING LOSS	(170,601)

LOSS BEFORE TAXES	(170,601)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(170,601)

OTHER COMPREHENSIVE INCOME	-

COMPREHENSIVE INCOME	$(170,601)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0022)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	77,820,000

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED
For the three
months ended
March 31, 2009
Cash Flows From Operating Activities:
Net loss	$(170,601)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,142
Changes in operating assets and liabilities:
Increase in other receivables and deposits	(81,654)
Increase in accounts payable	16,022
Decrease in accrued expenses and other payables	(3,664)
Net cash used in operating activities	(226,755)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,038)
Net cash used in investing activities	(5,038)

Cash Flows From Financing Activities:
Capital contribution	-
Net cash provided from financing activities	-

Net decrease in cash and cash equivalents	(231,793)

Cash and cash equivalents at Beginning of Period	233,689

Cash and cash equivalents at the End of Period	$1,896

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

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

On March 12, 2009, the Company, through its wholly owned subsidiary Asian Trends BVI, formed Votex Entertainment Company Limited, a wholly owned subsidiary incorporated in Hong Kong.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its subsidiaries.

The accompanying financial statements as of March 31, 2009 and for the three months ended March 31, 2009 have been prepared by Asian Trends Media Holdings, Inc. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 14, 2009.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, results of operations and cash flows for the three months ended March 31, 2009, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Property, plant and equipment are carried at cost less accumulated depreciation and impairment. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Depreciation

The Company provides for depreciation of property, plant and equipment principally by use of the straight-line method for financial reporting purposes. Property, plant and equipment are depreciated over the following estimated useful lives:

Computer equipment	3 years
Leasehold improvement	2 years
Office equipment	5 years
Furniture	5 years
Site display system	5 years

Depreciation expense for the three months ended March 31, 2009 was $13,142.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the three months ended March 31, 2009.

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

In accordance with the relevant tax laws and regulations of the PRC and Hong Kong, the corporation income tax rate is 25% and 16.5% respectively. The Company recognizes certain income and expenses that do not conform to the timing and conditions allowed by the PRC tax authorities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Revenue Recognition

Revenue represents the invoiced value of services rendered to customers during the period. Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The seller’s price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, there were no dilutive securities outstanding.

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

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate maximum amount of $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme. Contributions to the scheme are expensed in the statement of income as they become payable in accordance with the rules of the scheme. The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers.  The Company provides no other retirement benefits to its employees.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of the Company is Hong Kong Dollar (“HK$”). Capital accounts of the consolidated financial statements are translated into United States dollars (“US$”) from Hong Kong dollars (“HK$”) at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

March 31, 2009
Period end HK$ : US$ exchange rate	0.1282

Average Period HK$ : US$ exchange rate	0.1282

(n)	Recent Accounting Pronouncements

The Company does not expect that the adoption of the recent accounting pronouncements to have any material impact on its financial statements.

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

Deposits paid and other receivables as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deposits paid	$2,276	$2,500
Other receivables	126,237	44,359
Total	$128,513	$46,859

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	29,692	24,654
Furniture	11,632	11,632
Site display system	10,640	10,640
	112,644	107,606
Less: Accumulated depreciation	(18,469)	(5,327)
Property, plant and equipment, net	$94,175	$102,279

Depreciation expense for the three months ended March 31, 2009 was $13,142.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Accrued expenses	$2,246	$5,910
Other payables	6,218	6,218
Total	$8,464	$12,128

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX ASSETS / LIABILITIES

The corporate income tax rates applicable to the subsidiaries for the three months periods ended March 31, 2009 were as follows:

	Place of incorporation	2009
Asian Trends Broadcasting Inc.	BVI	0%
Asian Trends Broadcasting Corporation Limited	Hong Kong	16.5%
Votex Entertainment Company Limited	Hong Kong	16.5%

The Company's actual tax expense differs from the "expected" tax expense for the three months ended March 31, 2009 (computed by applying the CIT rate of 16.5% to net loss of the Company).

For the three
months ended
March 31, 2009
(Unaudited)
Net loss before provision for income taxes	$(170,601)
Tax at the applicable rate: 16.5%	(28,149)
Tax effect of loss not recognized	28,149
TOTAL	$-

No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the three months ended March 31, 2009.

The provisions for income taxes for the three months ended March 31, 2009 are summarized as follows:

For the three
months ended
March 31, 2009
(Unaudited)
Current	$-
Deferred	-
TOTAL	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8

 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

NOTE 9 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 77,820,000 shares of common stock issued and outstanding as of March 31, 2009.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of March 31, 2009, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

For the year ended December 31,	As of March 31, 2009
2009	$74,617
2010	43,526
TOTAL	$118,143

NOTE 11 - GOING CONCERN

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”).  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

The intent of the agreement was to have Clifford become a public shell company and account for the business acquisition as a reverse merger with Asian Trends being the accounting acquirer and the surviving entity.

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

Results of Operation- Three Months Ended March 31, 2009The following table summarizes the result of our operation during the three-month ended March 31, 2009

For the three
Months ended
March 31,
2009
Revenue	$2,279
Cost of sales	$(34,369)
Gross loss	$(32,090)
General & administrative	$138,511
Sales & marketing	$0
Finance	$0
(Loss) from operations	$(170,601)
Other income	$0
Provision for taxation	$0
Minority interests	$0
Net (loss)	$(170,601)

Revenues

The sales were recognized as two advertising packages for the Chinese New Year in January 2009.

Cost of sales

The cost of sales represented cost of content production and maintenance of Inno View by Sirius International (Hong Kong) Ltd.

Operating expenses

General and administrative expenses

General and administrative expenses consist of the following:

For the three Months ended March 31, 2009
Salaries	$63,149
Office rental	$18,654
Insurance	$0
Legal and other professional fee	$11,473
Stamp duty and property tax	$0
Depreciation	$13,142
Others	$32,093
$138,511

Salaries

Salaries for the first quarter in 2009 represented salaries paid to the staff who were hired by Asian Trends Broadcasting Corporation Limited.

Office rental

Office rental in the first quarter in 2009 represented the rental expenses paid for the Suite 1902, Kodak House II, Quarry Bay, Hong Kong.

Legal and other professional fee

Legal and professional fees comprised of legal and professional service fee in the amount of $13,960 for 2009 and audit fee in the amount of $9,949 for 2009.  The audit fee for the first quarter of 2009 decreased significantly when compared with last year because we changed the auditors and there was a significant decrease in audit scope because of change of business nature.

Stamp duty and property tax

No construction work was performed in the first quarter in 2009 because of change of business nature and therefore no stamp duty or property taxes were incurred.

Depreciation

The depreciation for the first quarter of 2009 was a significant portion of general and administrative expenses because leasehold improvement was depreciated under the straight line method for the useful lives of 2 years.

Other Income

No other income was recognized in 2009 because no interest income was derived from the savings account in the DBS Bank (Hong Kong) Limited and no exchange gain was incurred.

Loss before tax

As a result of the above reasons, loss before income taxes for the first quarter of 2009 was  a loss of $170,601 in 2009.

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

Cash Position

As of March 31, 2009, the Company had cash and cash equivalents and net working capital in the amounts of $1,896 and $74,128, respectively.

For the three
Months ended
March 31,
2009
Net cash (used in) operating activities	$(226,755)
Net cash (used in) investing activities	$(5,038)
Net cash (used in) financing activities	$0
Net increase (decrease) in cash and cash equivalents	$(231,793)

Cash flows from operating activities

Net cash used in operating activities was $226,755 for the period ended March 31, 2009, which was a significant decrease since December 31, 2008The decrease was mainly due to an increase in other receivable from Digital Outdoor Television (Hong Kong) Limited and Great East Packaging (Hong Kong) Limited.

Cash flows from investing activities

The investing activities represent the purchase of office equipment and of Smart Film, speakers and a projector.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31. 2009 was $0 mainly attributable to no bank loans during this period.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

One material weakness in the Company’s internal controls is that it currently only has one director. The Company is currently performing a search for at least one additional director in order to remedy this material weakness.

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of Asian Trends Media Holdings, Inc.'s common stock without registration under the Securities Act of 1933 during the last three (3) years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

Common Stock

Date

Description

Change in Shares

          Running Total

May 23, 2007

Beginning Balance

3,059,400

 3,059,400

May 24, 2007

2 for 1 Forward Split

3,059,400

 6,118,800

Dec 5, 2007

Issuance to Billion Express

International Ltd

4,388,1200

50,000,000

Jan 9, 2009

Issuance to Roger Yip Chi Him

& Chan Tsz King

75,793,200            125,793,200

Jan 9, 2009

Cancellation by Billion Express

International Ltd

(43,881,200)

 81,912.000

Prefrred Stock

Date

Description

Change in Shares

         Running Total

Dec 5, 2007

New Issuance

5,000,000

  5,000,000

Jan 9, 2009

Cancellation to Billion Express

International Ltd

2,111,880

  2,888,120

Jan 9, 2009

Cancellation to Profit Garden

International Ltd

(2,888,120)

0

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending March 31, 2009 that was not reported in a current report on Form 8-K.

ITEM 5.  OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

On March 12, 2009, our subsidiary, Asian Trends Broadcasting Inc. established a wholly-owned subsidiary, Votex Entertainment Company Limited (Votex), which was incorporated in Hong Kong.  Votex did not have significant operations during the current quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K (incorporated by reference as previously filed with the SEC)

Filed January 2, 2009

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers

Filed January 5, 2009

Item 1.01	Entry into a Material Definitive Agreement
Item 2.01	Completion of Acquisition or Disposition of Assets
Item 5.01	Changes in Control of Registrant
Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers
Item 9.01	Financial Statements and Exhibits

Filed January 6, 2009

Item 1.01	Entry into a Material Definitive Agreement
Item 2.01	Completion of Acquisition or Disposition of Assets
Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers
Item 9.01	Financial Statements and Exhibits

Filed January 7, 2009

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers

Amendment Filed January 9, 2009

Item 1.01	Entry into a Material Definitive Agreement
Item 2.01	Completion of Acquisition or Disposition of Assets
Item 5.01	Changes in Control of Registrant
Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers
Item 9.01	Financial Statements and Exhibits

Filed January 9, 2009

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers

Filed January 20, 2009

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers

Filed February 2, 2009

Item 8.01	Other Events
Item 9.01	Financial Statements and Exhibits

Amendment Filed March 16, 2009

Item 2.01	Completion of Acquisition or Disposition of Assets
Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers
Item 9.01	Financial Statements and Exhibits

Amendment Filed March 17, 2009

Item 4.01	Changes in Registrant’s Certifying Accountant
Item 9.01	Financial Statements and Exhibits

Amendment Filed March 25, 2009

Item 4.01	Changes in Registrant’s Certifying Accountant
Item 9.01	Financial Statements and Exhibits

Amendment Filed April 1, 2009

Item 4.01	Changes in Registrant’s Certifying Accountant
Item 9.01	Financial Statements and Exhibits

Amendment Filed April 6, 2009

Item 4.01	Changes in Registrant’s Certifying Accountant
Item 9.01	Financial Statements and Exhibits

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: May 15, 2009	/s/ ZHI JIAN ZENG
Zhi Jian Zeng
Chief Executive Officer

Dated: May 15, 2009	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer