Form 10-K/A
period 2007-12-31
Asian Trends Media Holdings, Inc
filed 2009-06-17
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 000-52020

CLIFFORD CHINA ESTATES INC .

(Formerly Elite Artz, Inc.)

(Exact name of small business issuer as specified in its charter)

NEVADA	331013808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F, CHAI WAN INDUSTRIAL CITY, PHASE 2,
70 WING TAI ROAD, CHAI WAN, HONG KONG	n/a
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+852) 2889-0183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 17, 2008 :$12,237,600.

Number of the issuer’s Common Stock outstanding as of March 31, 2008:  50,000,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

This Form 10-K/A amends the Form 10-KSB for the year ended December 31, 2007 filed on April 1, 2008 and presents the same information included in that Form 10-KSB in the updated 10-K/A format.

Forward-Looking Statements

 In this annual report, references to “Clifford China,” “the Company,” “CLCE,” “we,” “us,” and “our” refer to Clifford China Estates Inc.

 This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Part 1, Item 1 “Description of Business” and Part 1, Item 7. “Management’s Discussion and Analysis,” including under the heading “Risk Factors” under Part 1, Item 1A. The actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

 1.BUSINESS

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

Source: IMF - World Economics Outlook, July 2007

Table 2 Forecast growth rate of real GDP for BRIC and some developed countries

  China’s property market

Real estate reforms in China did not commence until the 1990s, prior to which its real estate development industry was part of the nation’s planned economy. In the 1990s, China’s real estate and housing sector began its transition to a market-based system .

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

	2002	2003	2004	2005	2006
Real Real estate investment (RMB in billions)	42.6	42.0	44.1	50.8	55.7
G GFA of residential properties completed (million square meters)	8.7	9.0	7.4	8.0	7.7
G GFA of residential properties sold (million square meters)	6.6	7.6	8.1	11.3	11.6
S Sales revenue from residential properties (RMB in billions)	26.5	30.2	35.1	57.0	71.1
A Average price of residential properties (RMB/square meter)	3,995	3,999	4,356	5,041	6,152

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

PROPERTIES

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

  PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.

SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Selected Historical Data

December 31, 2007
Total Assets	$27,742,314
Total Liabilities	$26,221,955
Total Stockholders’ Equity	$1,520,359
Net Working Capital	$1,367,303
Revenues	$0
Operating Expenses	$323,472
Net income	$82,328
Comprehensive income	$124,515

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2007 begin on the next page.

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

/s/ GHP Howarth, PC

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

ITEM 9A. CONTROLS AND PROCEDURES

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

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer,  principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The Code was filed as Exhibit 14 to our annual report on Form 10-KSB for the year ended December 31, 2005 and has been incorporated by reference into this annual report. A written copy of the Code will be provided upon request at no charge by writing to our Chief Operating Officer, Clifford China Estates Inc., 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong.

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

ITEM 11.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned)	Percent of Class(1)	Number of Shares of Series A Preferred Stock Beneficially Owned	Percent of Class(2)

Clifford L.K. Pang, Chief Executive Officer and Director c/o Clifford China Estates Inc., 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong	90,000,000(3)	90.00%	4,611,880	92.22%
Lai Hung Man, Director c/o Clifford China Estates Inc., 7/F, Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong	0	0	0	0
Derek W. Sun, Chief Operating Officer c/o Clifford China Estates Inc., 71F Chai Wan Industrial City, Phase 2, 70 Wing Tai Road, Chai Wan, Hong Kong	0	0	0	0
Sze Tang Li Flat G, 8/FL Tower 3 The Waterfront 1 Austin Rd, West TST, Hong Kong	4,392,000(4)	8.78%	0	0
Total Held by Directors and Executive Officers (three individuals)	90,000,000	90.00%	4,611,880	92.22%

(1)	Based on a total of 50,000,000 shares of Common Stock outstanding on March 7, 2008.

(2)	Based on a total of 5,000,000 shares of Series A Preferred Stock outstanding as of March 7, 2008.

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

ITEM 13.

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

ITEM 15.

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

(6) Incorporated by reference to the Company’s Annual Report on Form 10K-SB for the year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of June, 2009.

Asian Trends Media Holdings, Inc. (formerly known as Clifford China Estate Inc.)

By:	/s/ Zhi Jian Zeng
Zhi Jian Zeng Chief Executive Officer and Director
By:	/s/ Juang Jian Nan
Juang Jian Nan Chief Financial Officer and Director