Form 10-K/A
period 2008-12-31
Asian Trends Media Holdings, Inc
filed 2009-08-07
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No.  000-52020

ASIAN TRENDS MEDIA HOLDINGS, INC.
( Exact name of small business issuer as specified in its charter)

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

Number of the issuer’s Common Stock outstanding as of March 18, 2009:  81,912,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐    No ☒

This Form 10-K/A amends the Form 10-K for the year ended December 31, 2008 filed on April 14, 2009.  This Form 10-K/A is being filed to clarify the reporting of the business combination that occurred during the year.

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

(21)    We may be liable for content that we serve onto web publishers’ websites , which could increase our expenses.

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

The Hong Kong legal system is a civil law system based on written statutes. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in Hong Kong. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract . However, since Hong Kong administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts , could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

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

Substantially all of our revenues and operating expenses are denominated in Hong Kong dollars. Since a significant amount of our future revenues will be denominated in Hong Kong dollars, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in United States dollars ( “USD”) to fund our business activities outside Hong Kong, if any, or expenditures denominated in foreign currencies. This could affect our ability to obtain foreign exchange through debt or equity financing, including by means of loans.

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

From December 2002 to June 2003, Hong Kong and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003 , the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central Hong Kong in April 2004. During May and June of 2003, many businesses in Hong Kong were closed by the Hong Kong government to prevent transmission of SARS. In addition, many countries, including Hong Kong, have encountered incidents of the

H5N1 strain of bird flu, or avian flu. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may result in health or other government authorities requiring the closure of our distributor’s offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our digital out-of-home advertising services. Any recurrence of the SARS outbreak, an outbreak of avian flu or a development of a similar health hazard in Hong Kong, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our digital out-of-home advertising networks to advertisers, significantly reduce the advertising time purchased by advertisers and severely disrupt our business and operations.

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

Results of Operations

For the period since inception to December 31, 2008

Revenues. For the year ended December 31, 2008 revenues were $346.

Operating Expenses . Due to limitations the Company ceased operations, therefore costs decreased.  Operation expenses were $165,963 for the year ended December 31, 2008.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements .

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

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 21, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated	Total
	of shares	Amount	of shares	Amount	capital	deficit	equity

Balance at July 21 2008,
inception of subsidiary	-	$-	-	$-	$-	$-	$-

Recapitalization -
reverse merger	-	-	77,820,000	77,820	522,180	-	600,000

Net loss for the year	-	-	-	-	-	(261,096)	(261,096)

Balance at
December 31, 2008	-	$-	77,820,000	$77,820	$522,180	$(261,096)	$338,904

See accompanying notes to consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 21, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

Cash Flows From Operating Activities:
Net loss	$(261,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,327
Changes in operating assets and liabilities:
Increase in other receivables and deposits	(46,859)
Increase in accounts payable	31,795
Increase in accrued expenses and other payables	12,128
Net cash used in operating activities	(258,705)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(107,606)
Net cash used in investing activities	(107,606)

Cash Flows From Financing Activities:
Issuance of common stock by the subsidiary	600,000
Net cash provided from financing activities	600,000

Net increase in cash and cash equivalents	233,689

Cash and cash equivalents at Beginning of Period	-

Cash and cash equivalents at the End of Period	$233,689

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

Asian Trends Media Holdings, Inc.
By:
Zhi Jian Zeng
Chief Executive Officer

Dated:	August 7, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
Zhi Jian Zeng	Chief Executive Officer	August 7, 2009,
Huang Jian Nan	Chief Financial Officer	August 7, 2009