Form 10-Q
period 2009-06-30
Asian Trends Media Holdings, Inc
filed 2009-08-19
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	77,820,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐       No   ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2009	2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$6,095	$233,689
Other receivables and deposits	114,410	46,859
Total current assets	120,505	280,548

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	84,976	102,279
TOTAL ASSETS	$205,481	$382,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$102,394	$31,795
Accrued expenses and other payables	87,738	12,128
Total current liabilities	190,132	43,923

TOTAL LIABILITIES	190,132	43,923

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2009	-	-
Common stock, par value $0.001, 225,000,000 shares authorized; 77,820,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	77,820	77,820
Additional paid in capital	522,180	522,180
Accumulated deficit	(584, 651)	(261,096)
TOTAL STOCKHOLDERS’ EQUITY	15,349	338,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,481	$382,827

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the six
	months ended	months ended
	June 30, 2009	June 30, 2009

REVENUE	$192	$2,471

COST OF SALES	-	(34,369)

GROSS PROFIT/(LOSS)	192	(31,898)

EXPENSES
General & administrative	153,146	291,657

TOTAL OPERATING EXPENSES	153,146	291,657

OPERATING LOSS	(152,954)	(323,555)

LOSS BEFORE TAXES	(152,954)	(323,555)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(152,954)	(323,555)

OTHER COMPREHENSIVE INCOME	-	-

COMPREHENSIVE INCOME	$(152,954)	(323,555)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0020)	$(0.0042)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	77,820,000	77,820,000

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the six
months ended
June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(323,555)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,786
Changes in operating assets and liabilities:
Increase in other receivables and deposits	(67,551)
Increase in accounts payable	70,599
Increase in accrued expenses and other payables	75,610
Net cash used in operating activities	(222,111)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,483)
Net cash used in investing activities	(5,483)

Cash Flows From Financing Activities:
Capital contribution	-
Net cash provided from financing activities	-

Net decrease in cash and cash equivalents	(227,594)

Cash and cash equivalents at Beginning of Period	233,689

Cash and cash equivalents at the End of Period	$6,095

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements as of June 30, 2009 and for the six months ended June 30, 2009 have been prepared by Asian Trends Media Holdings, Inc. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 14, 2009.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, results of operations for the three months and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009, have been made. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Computer equipment	3 years
Leasehold improvement	2 years
Office equipment	5 years
Furniture	5 years
Site display system	5 years

Depreciation expense for the six months ended June 30, 2009 was $22,786.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the six months ended June 30, 2009.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2009, there were no dilutive securities outstanding.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

June 30, 2009
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

Deposits paid and other receivables as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deposits paid	$8	$2,500
Other receivables	114,402	44,359
Total	$114,410	$46,859

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	30,137	24,654
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,089	107,606
Less: Accumulated depreciation	(28,113)	(5,327)
Property, plant and equipment, net	$84,976	$102,279

Depreciation expense for the six months ended June 30, 2009 was $22,786.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Accrued expenses	$1,648	$5,910
Other payables	86,090	6,218
Total	$87,738	$12,128

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX ASSETS / LIABILITIES

The corporate income tax rates applicable to the subsidiaries for the six months periods ended June 30, 2009 were as follows:

	Place of incorporation	2009
Asian Trends Broadcasting Inc.	BVI	0%
Asian Trends Broadcasting Corporation Limited	Hong Kong	16.5%
Votex Entertainment Company Limited	Hong Kong	16.5%

The Company's actual tax expense differs from the "expected" tax expense for the six months ended June 30, 2009 (computed by applying the CIT rate of 16.5% to net loss of the Company).

For the six
months ended
June 30, 2009
(Unaudited)
Net loss before provision for income taxes	$(323,555)
Tax at the applicable rate: 16.5%	(53,386)
Tax effect of loss not recognized	53,386
TOTAL	$-

No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the six months ended June 30, 2009.

The provisions for income taxes for the six months ended June 30, 2009 are summarized as follows:

For the six
months ended
June 30, 2009
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

NOTE 9 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 77,820,000 shares of common stock issued and outstanding as of June 30, 2009.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of June 30, 2009, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

For the year ended December 31,	As of June 30, 2009
2009	$74,617
2010	6,218
TOTAL	$80,835

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed financial statements and the notes thereto. Please note that the following comparison periods are different than the comparison periods used in quarterly and annual filings. This is because of the Company’s change in fiscal year.

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

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of June 30, 2009, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.

We do not expect any purchase or sale of plant and office equipment.

Results of Operation- Three Months Ended June 30, 2009

The following table summarizes the result of our operation during the three months ended June 30, 2009

Three months ended June 30, 2009
Revenue	$192
Cost of sales	0
Gross profit	192
General & administrative	153,146
Sales & marketing	0
Finance	0
(Loss) from operations	(152,954)
Other income	0
Provision for taxation	0
Minority interests	0
Net (loss)	(152,954)

Revenues

The sales were recognized as one advertising packages for the second quarter.

Cost of sales

The cost of sales represented cost of content production and maintenance of Inno View by Sirius International (Hong Kong) Ltd. However, we have terminated Sirius’s services in the second quarter and therefore there has been not cost of sales during the second quarter

Operating expenses

General and administrative expenses

General and administrative expenses consist of the following:

Three months Ended June 30, 2009
Salaries	$54,282
Office rental	19,927
Depreciation	9,643
Legal and other professional fee	59,976
Miscellaneous	9,318
TOTAL	153,146

Salaries

Salaries for the second quarter in 2009 represented salaries paid to the staff who were hired by Asian Trends Broadcasting Corporation Limited.  Salary expenses were decreased during the second quarter as compared to the first quarter because of staff reduction

Office rental

Office rental in the second quarter in 2009 represented the rental expenses paid for the Suite 1902, Kodak House II, Quarry Bay, Hong Kong.

Legal and other professional fee

Legal and professional fees comprised of legal and professional service fee  to maintain our operations and filing requirements.

Depreciation

The depreciation for the  second quarter of 2009 was a significant portion of general and administrative expenses because leasehold improvement was depreciated under the straight line method for the useful lives of 2 years.

Loss before tax

As a result of the above reasons, loss before income taxes for the second quarter of 2009 was $ 152,954.

Results of Operation- Six Months Ended June 30, 2009

The following table summarizes the result of our operation during the six months ended June 30, 2009

Six months ended June 30, 2009
Revenue	$2,471
Cost of sales	34,369
Gross loss	(31,898)
General & administrative	291,657
Sales & marketing	0
Finance	0
(Loss) from operations	(323,555)
Other income	0
Provision for taxation	0
Minority interests	0
Net (loss)	(323,555)

Revenues

The sales were recognized as two advertising packages for the first quarter and one advertising packages for the second quarter.

Cost of sales

The cost of sales represented cost of content production and maintenance of Inno View by Sirius International (Hong Kong) Ltd. However, we have terminated Sirius’s services in the second quarter and therefore there has been not cost of sales during the second quarter

Operating expenses

General and administrative expenses

General and administrative expenses consist of the following:

Six months ended June 30, 2009
Salaries	$120,243
Office rental	39,869
Depreciation	22,786
Legal and other professional fee	83,884
Miscellaneous	26,875
TOTAL	291,657

Salaries

Salaries for the first and second quarter in 2009 represented salaries paid to the staff who were hired by Asian Trends Broadcasting Corporation Limited.  Salary expenses were decreased during the second quarter as compared to the first quarter because of staff reduction

Office rental

Office rental in the second quarter in 2009 represented the rental expenses paid for the Suite 1902, Kodak House II, Quarry Bay, Hong Kong.

Legal and other professional fee

Legal and professional fees comprised of legal and professional service fee to maintain our operations and filing requirements.

Depreciation

The depreciation for the first and second quarter of 2009 was a significant portion of general and administrative expenses because leasehold improvement was depreciated under the straight line method for the useful lives of 2 years.

Loss before tax

As a result of the above reasons, loss before income taxes for the six months ended June 30, 2009 was $ 323,555.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $6,095.  Liabilities at June 30, 2009 totaled $190,132 and consisted of $102,394 in Accounts Payable and $87,738 in Accrued Expenses.

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

Cash Position

Six months ended June 30, 2009
Net cash (used in) operating activities	$(222,111)
Net cash (used in) investing activities	(5,483)
Net cash (used in) financing activities	0
Net increase (decrease) in cash and cash equivalents	(227,594)

Net cash used in operating activities was $(222,111) for the period ended June 30, 2009.

Cash flows from investing activities

Net cash provided by investing activities for the six months ended June 30, 2009 was $5,483.

The investing activities represent the purchase of office equipment and of Smart Film, speakers and a projector.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $0.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

43,881,200

 50,000,000

Jan 9, 2009

Issuance to Roger Yip Chi Him

& Chan Tsz King

75,793,200             125,793,200

Jan 9, 2009

Cancellation by Billion Express

International Ltd

(43,881,200)

 81,912.000

Preferred Stock

Date

Description

Change in Shares

        Running Total

Dec 5, 2007

New Issuance

5,000,000

   5,000,000

Jan 9, 2009

Cancellation to Billion Express

International Ltd

2,111,880

   2,888,120

Jan 9, 2009

Cancellation to Profit Garden

International Ltd

(2,888,120)

0

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending June 30, 2009 that was not reported in a current report on Form 8-K.

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

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: August 19, 2009	/s/ ZHI JIAN ZENG
Zhi Jian Zeng
Chief Executive Officer

Dated: August 19, 2009	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer