Form 10-K
period 2009-12-31
Asian Trends Media Holdings, Inc
filed 2010-04-14
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

We may register in Hong Kong the trademarks used in our business. We cannot assure you that any of our trademark applications will ultimately proceed to registration or will result in registration with scope adequate for our business. Some of our applications or registration may be successfully challenged or invalidated by others. If our trademark applications are not successful, we may have to use different marks for affected services or technologies, or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.In addition, policing unauthorized use of our proprietary technology, trademarks and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders in the fourth quarter of 2009.

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

 Selected Historical Data

	December 31,2009	December 31,2008
Total Assets	$183,868	$382,827
Total Liabilities	$122,567	$43,923
Total Stockholders' Equity	$61,301	$338,904
Net Working Capital	$(7,873)	$236,625
Revenues	$2,471	$346
Operating Expenses	$379,135	$165,963
Net income (Loss)	$(411,193)	$(261,096)

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

On December 31, 2008, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.  Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company

Immediately following completion of the above acquisition and disposal transactions through the issuance and cancellation of the Company’s common stock and preferred stock, the Company has 77,820,000 shares of its common stock issued and outstanding.

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

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of December 31, 2009, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.  However, the number of employees in our sales and marketing department may slightly increase as we are expanding our sales force.

We do not expect any purchase or sale of plant and office equipment.

We do not expect significant changes in the number of employees.

Results of Operation- Three Months Ended December 31, 2009

The following table summarizes the result of our operation during the three months ended December 31, 2009

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
Revenue	$-	$-
Cost of sales	(485)	86,002
Gross profit (loss)	(485)	(86,002)
General & administrative	282	124,093
Sales & marketing	-	-
Finance	-	-
(Loss) before taxes	203	(210,095)
Other income	-	10
Provision for taxation	-	-
Minority interests	-	-
Net (loss)	$203	$(210,085)

Revenues

No sales were recognized for the third quarter.

Cost of sales

Cost of sales represented cost incurred for DOTV Network during the fourth quarter

Operating expenses

General and administrative expenses

General and administrative expenses decreased from $124,093 in 2008 to $282 in 2009 for the three months period ended December 31 as the company has limited operation in the 4th quarter of 2009.

General and administrative expenses consist of the following:

Salaries

Salaries for the fourth quarter in 2009 represented salaries paid to the staff who were hired by Asian Trends Broadcasting Corporation Limited.  Salary expenses were decreased during the fourth quarter as compared to the third quarter because of staff reduction.

Office rental

Office rental in the third quarter in 2009 represented the rental expenses paid for the Suite 1902, Kodak House II, Quarry Bay, Hong Kong.

Loss before tax

As a result of the above reasons, profit before income taxes for the fourth quarter of 2009 was $203.

Results of Operation- Twelve Months Ended December 31, 2009

The following table summarizes the result of our operation during the twelve months ended December 31, 2009

	Twelve months ended December 31, 2009	From July 21, 2008 (date of inception) to December 31, 2008
Revenue	$2,471	$346
Cost of sales	34,529	95,489
Gross loss	(32,058)	(95,143)
General & administrative	379,135	165,963
Sales & marketing	-	-
Finance	-	-
(Loss) from operations	(411,193)	(261,106)
Other income	-	10
Provision for taxation	-	-
Minority interests	-	-
Net (loss)	$(411,193)	$(261,096)

Revenues

The sales were recognized as two advertising packages for the first quarter and one advertising package for the second quarter.

Cost of sales

The cost of sales represented mainly cost of content production and maintenance of Inno View by Sirius International (Hong Kong) Ltd. However, we have terminated Sirius’s services in the second quarter and no such cost of sales was incurred during the Fourth quarter.

Operating expenses

General and administrative expenses

General and administrative expenses increased from $165,963 in 2008 to $379,135 in 2009 for the twelve months period ended December 31, as the company only commenced operation in July 2008.

General and administrative expenses consist of the following:

Salaries

Salaries in 2009 represented salaries paid to the staff who were hired by Asian Trends Broadcasting Corporation Limited.  Salary expenses were decreased during the third quarter and fourth quarter as compared to the first and second quarters because of staff reduction.

Office rental

Office rental in the third quarter in 2009 represented the rental expenses paid for the Suite 1902, Kodak House II, Quarry Bay, Hong Kong.

Loss before tax

As a result of the above reasons, loss before income taxes for the twelve months ended December 31, 2009 was $411,193.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $284.  Liabilities at December 31, 2009 totaled $122,567, and consisted mainly of $114,701 in Accounts Payable, $7,866 in Accrued Expenses and Other Payables.

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

Cash Position

	Twelve months ended December 31, 2009	From July 21, 2008 (date of inception) to December 31, 2008
Net cash (used in) operating activities	$(361,513)	$(258,705)
Net cash (used in) investing activities	(5,482)	(107,606)
Net cash provided from financing activities	133,590	600,000
Net (decrease)/increase in cash and cash equivalents	$(233,405)	$233,689

Net cash used in operating activities was $361,513 for the twelve months ended December 31, 2009.

Cash flows from investing activities

Net cash used in investing activities for the Twelve months ended December 31, 2009 was $5,482.

The investing activities represent the purchase of office equipment and of Smart Film, speakers and a projector.

Cash flows from financing activities

Net cash provided by financing activities for the Twelve months ended December 31, 2009 was $133,590, it was due to the capital injection of shareholders.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2009, which are contained in this filing, the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The audited financial statements for the year ended December 31, 2009 begin on the next page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Asian Trends Media Holdings, Inc.

We have audited the accompanying balance sheets of Asian Trends Media Holdings, Inc. as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2009 and for the period from the date of inception on July 21, 2008 to December 31, 2008. Asian Trends Media Holdings Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Trends Media Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and for the  period from the date of inception on July 21, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Murray, Utah

April 13, 2010

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284	$233,689
Other receivables and deposits	114,410	46,859
Total current assets	114,694	280,548
PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	69,174	102,279
TOTAL ASSETS	$183,868	$382,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$114,701	$31,795
Accrued expenses and other payables	7,866	12,128
Total current liabilities	122,567	43,923
TOTAL LIABILITIES	122,567	43,923

STOCKHOLDERS’EQUITY
Common stock, par value $0.001, 225,000,000 shares authorized; 81,912,000 shares issued and outstanding as of December 31, 2009;77,820,000 shares issued and outstanding as of December 31, 2008	81,912	77,820
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and December 31, 2008	-	-
Additional paid in capital	651,678	522,180
Accumulated deficit	(672,289)	(261,096)
TOTAL STOCKHOLDERS’ EQUITY	61,301	338,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,868	$382,827

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the year ended December 31,	For the period from July 21, 2008 (date of inception) to December 31,
	2009	2008
REVENUE	$2,471	$346

COST OF SALES	(34,529)	(95,489)

GROSS LOSS	(32,058)	(95,143)

EXPENSES
General & administrative	379,135	165,963

TOTAL OPERATING EXPENSES	379,135	165,963

OPERATING LOSS	(411,193)	(261,106)

OTHER INCOME
Interest income	-	10

TOTAL OTHER INCOME	-	10

LOSS BEFORE TAXES	(411,193)	(261,096)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(411,193)	$(261,096)

OTHER COMPREHENSIVE INCOME	-	-

COMPREHENSIVE INCOME	$(411,193)	$(261,096)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	81,912,000	77,820,000

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND

THE PERIOD FROM JULY 21, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity (deficits)

Balance at July 21, 2008	-	$-	-	$-	$-	$-	$-

Recapitalization - reverse merger	-	-	77,820,000	77,820	522,180	-	600,000

Comprehensive loss:

Net loss for the period	-	-	-	-	-	(261,096)	(261,096)

Balance at December 31, 2008 and at January 1, 2009	-	-	77,820,000	77,820	522,180	(261,096)	338,904

Capital contributed by shareholder	-	-	-	-	129,498	-	129,498

Issuance of common stock for cash	-	-	4,092,000	4,092	-	-	4,092

Comprehensive loss:

Net loss for the year	-	-	-	-	-	(411,193)	(411,193)

Balance at December 31, 2009	-	$-	81,912,000	$81,912	$651,678	$(672,289)	$61,301

See accompanying notes to consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2009 TO DECEMBER 31, 2009

	For the year ended December 31,	For the period from July 21, 2008 (date of inception) to December 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(411,193)	$(261,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	38,587	5,327
Changes in operating assets and liabilities:
Increase in other receivables and deposits	(67,551)	(46,859)
Increase in accounts payable	82,906	31,795
(Decrease) Increase in accrued expenses and other payables	(4,262)	12,128
Net cash used in operating activities	(361,513)	(258,705)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,482)	(107,606)
Net cash used in investing activities	(5,482)	(107,606)

Cash Flows From Financing Activities:
Capital contributed by shareholder	129,498	-
Issuance of common stock	4,092	-
Issuance of common stock by the subsidiary	-	600,000
Net cash provided from financing activities	133,590	600,000

Net (decrease) increase in cash and cash equivalents	(233,405)	233,689

Cash and cash equivalents at Beginning of Period	233,689	-

Cash and cash equivalents at the End of Period	$284	$233,689

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

The depreciation expense for the year ended December 31, 2009 and for the period from July 21, 2008 (date of inception) to December 31, 2008 amounted to $38,587 and $5,327, respectively.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the year ended December 31, 2009.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by Hong Kong. The Company's income tax expense for year ended December 31, 2009 is nil.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2009, there was no dilutive security outstanding.

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

	2009	2008
Period/year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n)	Recent Accounting Pronouncements

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

Deposits paid and other receivables as of December 31, 2009 and December 31, 2008 are summarized as follows:

	As of December 31, 2009	As of December 31, 2008

Deposits paid	$1,545	$2,500
Other receivables	112,865	44,359

Total	$114,410	$46,859

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of December 31, 2009 and December 31, 2008 are summarized as follows:

	As of December 31,2009	As of December 31,2008
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	30,136	24,654
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,088	107,606
Less: Accumulated depreciation	(43,914)	(5,327)

Property, plant and equipment, net	$69,174	$102,279

The depreciation expense for the year ended December 31, 2009 and for the period from July 21, 2008 (date of inception) to December 31, 2008 amounted to $38,587 and $5,327, respectively.

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31, 2009	As of December 31, 2008

Accrued expenses	$1,648	$5,910
Other payables	6,218	6,218
Total	$7,866	$12,128

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rate is 16.5% for the year ended December 31, 2009 and the period from July 21, 2008 (date of inception) to December 31, 2008, respectively.  No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the year ended December 31, 2009 and the period from July 21, 2008 (date of inception) to December 31, 2008, respectively.

The Company's actual tax expense differs from the "expected" tax expense for the year ended December 31, 2009 and the period from July 21, 2008 (date of inception) to December 31, 2008 (computed by applying the CIT rate of 16.5% to net loss of the Company).

	For the year ended	For the period from July 21, 2008 (date of inception)
	December 31,2009	December 31,2008
Net loss before provision for income taxes	$(411,193)	$(261,096)
Tax at the applicable rate: 16.5%	(67,846)	(43,081)
Tax effect of loss not recognized	67,846	43,081
TOTAL	$-	$-

The provisions for income taxes for the year ended December 31, 2009 and December 31, 2008 are summarized as follows:

	As of December 31,	As of December 31,
	2009	2008

Current	$-	$-
Deferred	-	-

TOTAL	$-	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 81,912,000 shares of common stock issued and outstanding as of December 31, 2009.

During the year ended December 31, 2009, the Company issued 4,092,000 shares of common stock at a total consideration of $4,092.

 NOTE 9 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of December 31, 2009, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

As of December 31,2009
For the year ended December 31,
2010	$43,526

TOTAL	$43,526

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

NOTE 11- SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through April 13, 2010 which is the date that the financial statements were issued.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) does not relate to reporting periods after December 31, 2009.

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

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses did not exist.

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

Our executive officers and directors and their ages as of December 31, 2009 is as follows:

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

ITEM 11.     EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2009 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2009 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 31, 2009, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.   Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company.

There have been no other material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by GHP Horwath, P.C and Madsen & Associates CPA’s, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008, for the review of the Company’s financial statements for the periods ended March 31, 2009 and 2008, June 30, 2009 and 2008, and September 30, 2009 and 2008.   Audit fees by year were:

	Total	GHP Horwath	Madsen
2009	$ 26,500	$ -	$ 26,500
2008	$ 197,118	$ 162,118	$ 35,000

 Audit Related Fees

For our fiscal year ended December 31, 2009 we did not incur any audit related fees.

Tax Fees

For our fiscal year ended December 31, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2009.

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

Name	Title	Date
Zhi Jian Zeng	Chief Executive Officer	April 14, 2009

Huang Jian Nan	Chief Financial Officer	April 14, 2009