Form 10-Q
period 2010-03-31
Asian Trends Media Holdings, Inc
filed 2010-05-24
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52020

ASIAN TRENDS MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0201309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1902, 19th Floor Tower II, Kodak House
Quarry Bay, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

(852) 2102-0100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                            Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                 Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	81,912,000 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$30	$284
Other receivables and deposits	112,826	114,410
Total current assets	112,856	114,694

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	59,517	69,174
TOTAL ASSETS	$172,373	$183,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$114,701	$114,701
Accrued expenses and other payables	8,522	7,866
Total current liabilities	123,223	122,567
TOTAL LIABILITIES	123,223	122,567

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001, 225,000,000 shares authorized; 81,912,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	81,912	81,912
Additional paid in capital	651,678	651,678
Accumulated deficit	(684,440)	(672,289)
TOTAL STOCKHOLDERS’ EQUITY	49,150	61,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,373	$183,868

See accompanying notes to condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009

REVENUE	$294	$2,279

COST OF SALES	(294)	(34,369)

GROSS PROFIT/(LOSS)	-	(32,090)

EXPENSES
General & administrative	12,151	138,511

TOTAL OPERATING EXPENSES	12,151	138,511

OPERATING LOSS	(12,151)	(170,601)

LOSS BEFORE TAXES	(12,151)	(170,601)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,151)	$(170,601)

OTHER COMPREHENSIVE INCOME	-	-

COMPREHENSIVE INCOME	$(12,151)	$(170,601)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	81,912,000	77,820,000

See accompanying notes to condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities:
Net loss	$(12,151)	$(170,601)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,657	13,142
Changes in operating assets and liabilities:
Decrease/(increase) in other receivables and deposits	1,584	(81,654)
Increase in accounts payable	-	16,022
Increase/(decrease) in accrued expenses and other payables	656	(3,664)
Net cash used in operating activities	(254)	(226,755)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(5,038)
Net cash used in investing activities	-	(5,038)

Net decrease in cash and cash equivalents	(254)	(231,793)

Cash and cash equivalents at Beginning of Period	284	233,689

Cash and cash equivalents at the End of Period	$30	$1,896

See accompanying notes to condensed consolidated financial statements.

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

In conjunction with the Acquisition Agreement with Asian Trends BVI, the Company entered into and completed an agreement for share exchange (the “Disposal Agreement”) with Clifford Manufacturing Co., Ltd. (“Clifford Mfg.”) and the shareholders of the Company (“Shareholders”).  Pursuant to the terms of the Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade International Ltd., a British Virgin Islands Holding Company (“Parkade”), which are currently held by the Company (the “Parkade Shares”). As consideration for the Parkade Shares, Clifford Mfg. caused all of the shares held by affiliates of Clifford Mfg to be delivered to the Company, including 47,973,200 shares of the Company’s common stock and 5,000,000 shares of the Company’s Series A Preferred Stock, held by such affiliates.

On December 31, 2008, the Company closed the transaction set forth in the Disposal Agreement with Clifford Mfg.  Pursuant to the terms of the Disposal Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade.  In consideration for the Parkade Shares, Clifford Mfg. caused its affiliates to deliver the agreed shares to the Company.

Immediately following completion of the above acquisition and disposal transactions through the issuance and cancellation of the Company’s common stock and preferred stock, the Company had 77,820,000 shares of its common stock issued and outstanding.

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

On March 12, 2009, the Company, through its wholly owned subsidiary Asian Trends BVI, formed Votex Entertainment Company Limited, a wholly-owned subsidiary incorporated in Hong Kong.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements as of March 31, 2010 and for the three months ended March 31, 2010 have been prepared by Asian Trends Media Holdings, Inc. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 14, 2010.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and cash flows for the three months ended March 31, 2010 have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Depreciation expense for the three months ended March 31, 2010 and March 31, 2009 were $9,657 and $13,142, respectively.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the three months ended March 31, 2010.

(f)	Income Tax

The Company uses of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate is 16.5%.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010, there were no dilutive securities outstanding.

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

	March 31, 2010	December 31, 2009
Period end HK$ : US$ exchange rate	0.1282	0.1282

Average three months end HK$ : US$ exchange rate	0.1282	0.1282

(n)	Recent Accounting Pronouncements

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

Deposits paid and other receivables as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deposits paid	$1,545	$1,545
Other receivables	111,281	112,865
Total	$112,826	$114,410

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	30,136	30,136
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,088	113,088
Less: Accumulated depreciation	(53,571)	(43,914)
Property, plant and equipment, net	$59,517	$69,174

Depreciation expenses for the three months ended March 31, 2010 and March 31, 2009 were $9,657 and $13,142, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Accrued expenses	$2,558	$1,648
Other payables	5,964	6,218
Total	$8,522	$7,866

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX ASSETS / LIABILITIES

The corporate income tax rates applicable to the subsidiaries for the three months periods ended March 31, 2010 and March 31, 2009 were as follows:

	Place of incorporation	2010	2009
Asian Trends Broadcasting Inc.	BVI	0%	0%
Asian Trends Broadcasting Corporation Limited	Hong Kong	16.5%	16.5%
Votex Entertainment Company Limited	Hong Kong	16.5%	16.5%

The Company's actual tax expense differs from the "expected" tax expense for the three months ended March 31, 2010 and March 31, 2009 (computed by applying the CIT rate of 16.5% to net loss of the Company).

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(unaudited)
Net loss before provision for income taxes	$(12,151)	$(170,601)
Tax at the applicable rate: 16.5%	(2,005)	(28,149)
Tax effect of loss not recognized	2,005	28,149
TOTAL	$-	$-

No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the three months ended March 31, 2010 and March 31, 2009.

The provisions for income taxes for the three months ended March 31, 2010 and March 31, 2009 are summarized as follows:

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
TOTAL	$-	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material related party transactions during the three months ended March 31, 2010.

NOTE 9 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 81,912,000 shares of common stock issued and outstanding as of March 31, 2010 and December 31, 2009.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of March 31, 2010, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

As of March 31, 2010
2010	$24,872
2011	-
TOTAL	$24,872

NOTE 11 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $684,440 and a working capital deficit of $10,367.

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

NOTE 12 – SUBSEQUENT EVENTS

On May 1, 2010, the Company entered into an Agreement for Share Exchange (the “Agreement”) with Global Mania Empire Management Ltd., a Hong Kong (“Global”) and the owners and shareholders of Global, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, and Wong Wing Fung Charlie (the “Shareholders”).  Pursuant to the terms of the Agreement, the Company would have acquired 100% ownership of Global.  Consideration to be paid by the Company was to be a total of 22,147,810 shares of its common stock (the “Exchange Shares”) in exchange for 100% ownership of Global (such share exchange shall be referred to herein as the “Exchange”).

On May 14, 2010, the Company entered into an Rescission Agreement (the “Agreement”) wherein the Agreement for Share Exchange with Global Mania Empire Management Ltd., a Hong Kong (“Global”)

and the owners and shareholders of Global, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, Lam Wai Hon Johnson and Wong Wing Fung Charlie (the “Shareholders”) was rescinded. The parties determined it was in the best interest of the Company to rescind the original Share Exchange Agreement. Pursuant to the terms of the Agreement, the Company shall not acquire 100% ownership of Global, and all consideration (through the Exchange Shares) shall be returned to the treasury of the Company. On May 14, 2010, the Company closed the transaction set forth in the Agreement as described herein.

The Company has evaluated subsequent events through May 20, 2010 which is the date of the financial statements were filed.

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

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of March 31, 2010, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.

We do not expect any purchase or sale of plant and office equipment.

Results of Operation- Three Months Ended March 31, 2010

The following table summarizes the result of our operation during the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$294	$2,279
Cost of sales	(294)	(34,369)
Gross profit(loss)	-	(32,090)
General & administrative	12,151	138,511
Sales & marketing	-	-
Finance	-	-
(Loss) from operations	(12,151)	(170,601)
Other income	-	-
Provision for income tax	-	-
Minority interests	-	-
Net (loss)	(12,151)	(170,601)

Revenues

The revenue for the first quarter in 2010 is the money received from selling the smartfilm audio visual equipment.

Cost of sales

The cost of sales during the first quarter in 2010 is the cost for the equipment. For the first quarter in 2009 it represented cost of content production and maintenance of Inno View by Sirius International (Hong Kong) Ltd.

Operating expenses

General and administrative expenses

General and administrative expenses consist of the followings:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Salaries	$-	$63,149
Office rental	-	18,654
Depreciation	9,657	13,142
Legal and other professional fee	2,500	11,473
Miscellaneous	(6)	32,093
TOTAL	12,151	138,511

Salaries

There is no salary in 2010. Salaries for the first quarter in 2009 represented salaries paid to the staff who were hired by Asian Trends Broadcasting Corporation Limited.

Legal and other professional fee

The legal fee in the first quarter decreased from $11,473 in 2009 to $2,500 in 2010, because there was a significant decrease in audit scope.

Depreciation

The depreciation for the first quarter of 2010 was a significant portion of general and administrative expenses.

Office rental

There is no office rental in 2010. Office rental in the first quarter in 2009 represented the rental expenses paid for the Suite 1902, Kodak House II, Quarry Bay, Hong Kong.

Loss before tax

As a result of the above reasons, loss before income taxes for the first quarter of 2010 was $12,151.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $30.  Liabilities at March 31, 2010 totaled $123,223 and consisted of $114,701 in Accounts Payable and $8,522 in Accrued Expenses and Other Payables.

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

Cash Position

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net cash (used in) operating activities	$(254)	$(226,755)
Net cash (used in) investing activities	-	(5,038)
Net cash (used in) financing activities	-	-
Net (decrease) in cash and cash equivalents	(254)	(231,793)

Net cash used in operating activities was $254 for the period ended March 31, 2010.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $0.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $0.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

On May 1, 2010, the Company entered into an Agreement for Share Exchange (the “Agreement”) with Global Mania Empire Management Ltd., a Hong Kong (“Global”) and the owners and shareholders of Global, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, and Wong Wing Fung Charlie (the “Shareholders”).  Pursuant to the terms of the Agreement, the Company would have acquired 100% ownership of Global.  Consideration to be paid by the Company was to be a total of 22,147,810 shares of its common stock (the “Exchange Shares”) in exchange for 100% ownership of Global (such share exchange shall be referred to herein as the “Exchange”).

On May 14, 2010, the Company entered into an Rescission Agreement (the “Agreement”) wherein the Agreement for Share Exchange with Global Mania Empire Management Ltd., a Hong Kong (“Global”) and the owners and shareholders of Global, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, Lam Wai Hon Johnson and Wong Wing Fung Charlie (the “Shareholders”) was rescinded. The parties determined it was in the best interest of the Company to rescind the original Share Exchange Agreement. Pursuant to the terms of the Agreement, the Company shall not acquire 100% ownership of Global, and all consideration (through the Exchange Shares) shall be returned to the treasury of the Company. On May 14, 2010, the Company closed the transaction set forth in the Agreement as described herein.

The Company has evaluated subsequent events through May 20, 2010 which is the date of the financial statements were filed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2010 and March 31, 2009, which are contained in this filing, the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.  [REMOVED AND RESERVED]

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

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: May 24, 2010	/s/ ZHI JIAN ZENG
Zhi Jian Zeng
Chief Executive Officer

Dated: May 24, 2010	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer