Form 10-Q
period 2010-06-30
Asian Trends Media Holdings, Inc
filed 2010-08-20
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52020

ASIAN TRENDS MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)
NEVADA	90-0201309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1902, 19th Floor Tower II, Kodak House,Quarry Bay Hong Kong	NA
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-2102-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days..   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	95,564,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐       No   ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$62,195	$284
Other receivables and deposits	171,427	114,410
Total current assets	233,622	114,694

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	49,859	69,174
TOTAL ASSETS	$283,481	$183,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$81,900	$114,701
Accrued expenses and other payables	19,136	7,866
Total current liabilities	101,036	122,567

TOTAL LIABILITIES	101,036	122,567

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001, 225,000,000 shares authorized; 95,564,000 shares issued and outstanding as of June 30, 2010; 81,912,000 shares issued and outstanding as of December 31, 2009	95,564	81,912
Additional paid in capital	883,795	651,678
Accumulated deficit	(796,914)	(672,289)
TOTAL STOCKHOLDERS’ EQUITY	182,445	61,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,481	$183,868

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUE	$-	$192	$294	$2,471

COST OF SALES	-	-	(294)	(34,369)

GROSS PROFIT/(LOSS)	-	192	-	(31,898)

EXPENSES
General & administrative	112,474	153,146	124,625	291,657

TOTAL OPERATING EXPENSES	112,474	153,146	124,625	291,657

OPERATING LOSS	(112,474)	(152,954)	(124,625)	(323,555)

LOSS BEFORE TAXES	(112,474)	(152,954)	(124,625)	(323,555)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(112,474)	$(152,954)	$(124,625)	$(323,555)

OTHER COMPREHENSIVE INCOME	-	-	-	-

COMPREHENSIVE INCOME	$(112,474)	$(152,954)	$(124,625)	$(323,555)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0013)	$(0.0020)	$(0.0015)	$(0.0042)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,	86,262,637	77,820,000	84,099,337	77,820,000
BASIC AND DILUTED

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(124,625)	$(323,555)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	19,315	22,786
Changes in operating assets and liabilities:
Increase in other receivables and deposits	(57,017)	(67,551)
(Decrease)/ increase in accounts payable	(32,801)	70,599
Increase in accrued expenses and other payables	11,270	75,610
Net cash used in operating activities	(183,858)	(222,111)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(5,483)
Net cash used in investing activities	-	(5,483)

Cash Flows From Financing Activities:
Capital contribution by shareholders	232,117	-
Issuance of common stock	13,652	-
Net cash provided from financing activities	245,769	-

Net increase/ (decrease) in cash and cash equivalents	61,911	(227,594)

Cash and cash equivalents at Beginning of Period	284	233,689

Cash and cash equivalents at the End of Period	$62,195	$6,095

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

In conjunction with the Acquisition Agreement with Asian Trends BVI, the Company entered into and completed an agreement for share exchange (the “Disposal Agreement”) with Clifford Manufacturing Co., Ltd. (“Clifford Mfg.”) and the shareholders of the Company (“Shareholders”).  Pursuant to the terms of the Agreement, Clifford Mfg.acquired 100% ownership of the issued and outstanding capital stock of Parkade International Ltd., a British Virgin Islands Holding Company (“Parkade”), which were currently held by the Company (the “Parkade Shares”). As consideration for the Parkade Shares, Clifford Mfg. caused all of the shares held by affiliates of Clifford Mfg to be delivered to the Company, including 47,973,200 shares of the Company’s common stock and 5,000,000 shares of the Company’s Series A Preferred Stock, held by such affiliates.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements as of June 30, 2010 and for the six months ended June 30, 2010 have been prepared by Asian Trends Media Holdings, Inc. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 14, 2010.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, results of operations for the three months ended and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 have been made. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Depreciation expense for the six months ended June 30, 2010 and June 30, 2009 were $19,315 and $22,786 respectively.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the six months ended June 30, 2010.

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

d)

 Collectability is reasonably assured.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010, there were no dilutive securities outstanding.

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

	June 30, 2010	December 31, 2009
Period end HK$ : US$ exchange rate	0.1282	0.1282

Average Period HK$ : US$ exchange rate	0.1282	0.1282

(n)	Recent Accounting Pronouncements

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

Deposits paid and other receivables as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deposits paid	$1,545	$1,545
Other receivables	169,882	112,865
Total	$171,427	$114,410

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	30,136	30,136
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,088	113,088
Less: Accumulated depreciation	(63,229)	(43,914)
Property, plant and equipment, net	$49,859	$69,174

Depreciation expense for the six months ended June 30, 2010 and June 30, 2009 were $19,315 and $22,786 respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Accrued expenses	$6,705	$1,648
Other payables	12,431	6,218
Total	$19,136	$7,866

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX ASSETS / LIABILITIES

The corporate income tax rates applicable to the subsidiaries for the six months periods ended June 30, 2010 were as follows:

	Place of incorporation	2010	Place of incorporation	2009
Asian Trends Broadcasting Inc.	BVI	0%	BVI	0%
Asian Trends Broadcasting Corporation Limited	Hong Kong	16.5%	Hong Kong	16.5%
Votex Entertainment Company Limited	Hong Kong	16.5%	Hong Kong	16.5%

NOTE 7 - INCOME TAX AND DEFERRED TAX ASSETS / LIABILITIES (Continued)

The Company's actual tax expense differs from the "expected" tax expense for the six months ended June 30, 2010 (computed by applying the CIT rate of 16.5% to net loss of the Company).

	For the six	For the six
	months ended	months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(unaudited)
Net loss before provision for income taxes	$(124,625)	$(323,555)
Tax at the applicable rate: 16.5%	(20,563)	(53,387)
Tax effect of loss not recognized	20,563	53,387
TOTAL	$-	$-

No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the six months ended June 30, 2010 and June 30, 2009.

The provisions for income taxes for the six months ended June 30, 2010 and June 30, 2009 are summarized as follows:

	For the six	For the six
	months ended	months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Current	$-	$-
Deferred	-	-
TOTAL	$-	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 2, 2010, the Company issued a total of 13,652,000 shares of common stock at a price of HK$0.1465 per share. The shares were purchased by London Castle Holdings Limited, of which company Mr. Huang Jian Nan is the sole shareholder. Mr. Huang is also the Chief Financial Officer, Director and majority shareholder of Asian Trends Media Holdings, Inc.

NOTE 9 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. On June 2, 2010, the Company issued a total of 13,652,000 shares of common stock valued at HK$0.1465 per share. The Company has a total of 95,564,000 shares of common stock issued and outstanding as of June 30, 2010.

NOTE 10 – MATERIAL EVENTS

On June 25, 2010, the Company entered into an agreement for share exchange (“Agreement”) with Global Mania Empire Management Limited, a Hong Kong company (“Global”) and the owners and shareholders of Global, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, Lam Wai Hon Johnson and Wong Wing Fung Charlie (“the Shareholders”). Global specializes in projects and artistes management, and has a vast and highly diversified background in show business and related industries. Global delivers the highest levels of professionalism and experience and provides strategic counsel, creative solutions and timely responsive services.

Upon the closing of the transactions contemplated in the Agreement, the Company will acquire 100% ownership of Global. Consideration to be paid by the Company shall be a total of 22,147,810 shares of its common stock (the “Exchange Shares”) in exchange for 100% ownership of Global (such share exchange shall be referred to herein as the “Exchange”).  The Exchange will close on the earlier of (i) the date that all of the closing conditions contained in the Agreement have been satisfied, and (ii) such other date as the parties to the Agreement mutually agree.  The Exchange shall take place upon the terms and conditions of the Agreement and in accordance with applicable law.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

There were no contingencies and commitments for the period ended June 30, 2010.

NOTE 12 - GOING CONCERN

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

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2010 which is the date that the financial statements were issued.

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

In conjunction with the Acquisition Agreement with Asian Trends BVI, the Company entered into and completed an agreement for share exchange (the “Disposal Agreement”) with Clifford Manufacturing Co., Ltd. (“Clifford Mfg.”) and the shareholders of the Company (“Shareholders”).  Pursuant to the terms of the Agreement, Clifford Mfg. acquired 100% ownership of the issued and outstanding capital stock of Parkade International Ltd., a British Virgin Islands Holding Company (“Parkade”), which were currently held by the Company (the “Parkade Shares”). As consideration for the Parkade Shares, Clifford Mfg. caused all of the shares held by affiliates of Clifford Mfg to be delivered to the Company, including 47,973,200 shares of the Company’s common stock and 5,000,000 shares of the Company’s Series A Preferred Stock, held by such affiliates.

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

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of June 30, 2010, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.

We do not expect any purchase or sale of plant and office equipment.

Results of Operation – Three Months Ended June 30, 2010

The following table summarizes the result of our operation during the three months ended June 30, 2010:

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
Revenue	$-	$192
Cost of sales	-	-
Gross profit	-	192
General & administrative	112,474	153,146
Sales & marketing	-	-
Finance	-	-
(Loss) from operations	(112,474)	(153,146)
Other income	-	-
Provision for taxation	-	-
Minority interests	-	-
Net (loss)	(112,474)	(152,954)

Revenues

There were no revenues for the three months ended June 30, 2010.

Cost of sales

There were no cost of sales for both the three months ended June 30, 2010 and 2009.

Operating expenses

General and administrative expenses

General and administrative expenses consist of the following:

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
Salaries	$36,981	$54,282
Office rental	18,654	19,927
Depreciation	9,658	9,643
Legal and other professional fee	29,204	59,976
Miscellaneous	17,977	9,318
TOTAL	112,474	153,146

Salaries

The salaries in the second quarter of 2010 decreased to $36,981 from $54,282 in 2009 at the same period .Salaries for the second quarter represented salaries paid to the staffs that were hired by Asian Trends Broadcasting Corporation Limited.

Legal and other professional fee

The legal fee in the second quarter of 2010 decreased to $29,204 from $59,976 in 2009 at the same period, because there was a significant decrease in audit scope in 2009.

Depreciation

The depreciation for the three months of 2010 was a significant portion of general and administrative expenses because leasehold improvement was depreciated under the straight line method for the useful lives of 2 years.

Loss before tax

As a result of the above reasons, loss before income taxes for the second quarter of 2010 was $112,474.

Results of Operation - Six Months Ended June 30, 2010

The following table summarizes the result of our operation during the six months ended June 30, 2010:

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Revenue	$294	$2,471
Cost of sales	(294)	(34,369)
Gross profit/ (loss)	-	(31,898)
General & administrative	124,625	291,657
Sales & marketing	-	-
Finance	-	-
(Loss) from operations	(124,625)	(323,555)
Other income	-	-
Provision for taxation	-	-
Minority interests	-	-
Net (loss)	(124,625)	(323,555)

Revenues

The sales were recognized as one advertising package for the first quarter.

Cost of sales

The cost of sales during the first quarter was about site installation. For the first quarter in 2009 it represented cost of content production and maintenance of Inno View by Sirius International (Hong Kong) Ltd.

Operating expenses

General and administrative expenses

General and administrative expenses consist of the following:

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Salaries	$36,981	$115,193
Office rental	18,654	37,308
Depreciation	19,315	20,655
Legal and other professional fee	29,204	25,762
Miscellaneous	20,471	92,739
TOTAL	124,625	291,657

Salaries

The salaries for the six months ended June 30, 2010 decreased to $36,981 from $115,193 for the six months ended June 30, 2009. Salaries for the six months ended June 30, 2010 represented salaries paid to the staff that was hired by Asian Trends Broadcasting Corporation Limited. As staff was reduced during the six months ended June 30, 2010, salaries decreased significantly.

Legal and other professional fee

The legal fees for the six months ended June 30, 2010 increased to $29,204 from $25,762 for the six months ended June 30, 2009, because a share agreement was prepared for the acquisition of a Hong Kong company.

Depreciation

The depreciation for the six months of 2010 was due to a significant portion of general and administrative expenses because leasehold improvement was depreciated under the straight line method for the useful lives of 2 years.

Loss before tax

As a result of the above reasons, loss before income taxes for the six months ended June 30, 2010 was $124,625.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $62,195.  Liabilities at June 30, 2010 totaled $101,036 and consisted of $81,900 in Accounts Payable and $6,705 in Accrued Expenses and $12,431 in Other Payables.

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

Cash Position

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net cash (used in) operating activities	$183,858	$(222,111)
Net cash (used in) investing activities	-	(5,483)
Net cash provided from financing activities	245,769	-
Net increase (decrease) in cash and cash equivalents	61,911	(227,594)

Net cash used in operating activities was $183,858 for the period ended June 30, 2010.

Cash flows from investing activities

Net cash provided by investing activities for the six months ended June 30, 2010 was $0.

The investing activities for 2009 represent the purchase of office equipment and of Smart Film, speakers and a projector.

Cash flows from financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $245,769. It was mainly attributed to capital injection.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

On June 2, 2010, the Company issued a total of 13,652,000 shares of common stock at a price of HK$0.1465 per share. The shares were purchased by London Castle Holdings Limited, of which company Mr. Huang Jian Nan is the sole shareholder. Mr. Huang is also the Chief Financial Officer, Director and majority shareholder of Asian Trends Media Holdings, Inc.

On June 25, 2010, the Company entered into an agreement for share exchange (“Agreement”) with Global Mania Empire Management Limited, a Hong Kong company (“Global”) and the owners and shareholders of Global, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, Lam Wai Hon Johnson and Wong Wing Fung Charlie (“the Shareholders”). Global specializes in projects and artistes management, and has a vast and highly diversified background in show business and related industries. Global delivers the highest levels of professionalism and experience and provides strategic counsel, creative solutions and timely responsive services.

Upon the closing of the transactions contemplated in the Agreement, the Company will acquire 100% ownership of Global. Consideration to be paid by the Company shall be a total of 22,147,810 shares of its common stock (the “Exchange Shares”) in exchange for 100% ownership of Global (such share exchange shall be referred to herein as the “Exchange”).  The Exchange will close on the earlier of (i) the date that all of the closing conditions contained in the Agreement have been satisfied, and (ii) such other date as the parties to the Agreement mutually agree.  The Exchange shall take place upon the terms and conditions of the Agreement and in accordance with applicable law.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the year ended December 31, 2009, which are contained in this filing, the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Common Stock

Date	Description	Change in Shares	Running Total
May 23, 2007	Beginning Balance	3,059,400	3,059,400
May 24, 2007	2 for 1 Forward Split	3,059,400	6,118,800
Dec 5, 2007	Issuance to Billion Express International Ltd	43,881,200	50,000,000
Jan 9, 2009	Issuance to Roger Yip Chi Him& Chan Tsz King	75,793,200	125,793,200
Jan 9, 2009	Cancellation by Billion Express International Ltd	(43,881,200)	81,912.000
June 2, 2010	London Castle Holdings Limited	13,652,000	95,564,000

Preferred Stock

Date	Description	Change in Shares	Running Total
Dec 5, 2007	New Issuance	5,000,000	5,000,000
Jan 9, 2009	Cancellation to Billion Express International Ltd	2,111,880	2,888,120
Jan 9, 2009	Cancellation to Profit Garden International Ltd	(2,888,120)	0

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: Aug 19, 2010	/s/ ZHI JIAN ZENG
Zhi Jian Zeng
Chief Executive Officer

Dated: Aug 19, 2010	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer