Form 10-Q
period 2010-09-30
Asian Trends Media Holdings, Inc
filed 2010-11-19
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	117,711,810 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$38,590	$284
Accounts receivable	326,565	-
Other receivables and deposits	149,313	114,410
Total current assets	514,468	114,694

GOODWILL	-	-
PROPERTY, PLANT & EQUIPMENT, NET	46,838	69,174
TOTAL ASSETS	$561,306	$183,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$137,751	$114,701
Advances from shareholders	46,315	-
Accrued expenses and other payables	199,567	7,866
Unearned revenue	14,042	-
Total current liabilities	397,675	122,567

TOTAL LIABILITIES	397,675	122,567

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 225,000,000 shares authorized; 81,912,000 and 117,711,810 shares issued and outstanding as of December 31, 2009 and September 30, 2010 respectively	117,712	81,912
Additional paid in capital	878,282	651,678
Accumulated deficit	(832,363)	(672,289)
TOTAL STOCKHOLDERS’ EQUITY	163,631	61,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,306	$183,868

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE	$202,769	$-	$203,063	$2,471

COST OF SALES	53,510	645	53,804	35,014

GROSS PROFIT/(LOSS)	149,259	(645)	149,259	(32,543)

EXPENSES
Impairment of goodwill	76,950	-	76,950	-
General & administrative	107,881	90,932	232,506	382,589

TOTAL OPERATING EXPENSES	184,830	90,932	309,456	382,589

OPERATING LOSS	(35,572)	(91,577)	(160,197)	(415,132)

LOSS BEFORE TAXES	(35,572)	(91,577)	(160,197)	(415,132)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(35,572)	$(91,577)	$(160,197)	$(415,132)

OTHER COMPREHENSIVE INCOME	123	-	123	-

COMPREHENSIVE LOSS	$(35,449)	$(91,577)	$(160,074)	$(415,132)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	102,786,112	77,820,000	90,396,712	77,820,000

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities:
Net loss	$(160,074)	$(415,132)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	29,614	22,786
Impairment of goodwill	76,950	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(118,100)	-
Decrease/ (increase) in other receivables and deposits	22,680	(67,551)
Decrease in unearned revenue	(41,608)	-
(Decrease)/ increase in accounts payable	(36,133)	123,073
(Decrease)/ increase in accrued expenses and other payables	(9,208)	110,007
Net cash used in operating activities	(235,879)	(226,817)

Cash Flows From Investing Activities:
Cash acquired from subsidiary	22,514	-
Purchase of property, plant and equipment	-	(6,521)
Net cash generated from /(used in) investing activities	22,514	(6,521)

Cash Flows From Financing Activities:
Advances from shareholder	11,921	-
Capital contribution	239,750	-
Net cash provided from financing activities	251,671	-

Net increase/(decrease) in cash and cash equivalents	38,306	(233,338)

Cash and cash equivalents at Beginning of Period	284	233,689

Cash and cash equivalents at the End of Period	$38,590	$351

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

On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited (“Global”) that was entered into on June 25, 2010.  Consideration to be paid by the Company was a total of 22,147,810 shares of its common stock in exchange for 100% ownership of Global.  Global is a Hong Kong company that specializes in project and artist management.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements as of September 30, 2010 and for the nine months ended September 30, 2010 have been prepared by Asian Trends Media Holdings, Inc. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 14, 2010.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, results of operations for the nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 have been made. The results of operations for the nine months and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

(b)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong through its wholly-owned subsidiary.

(c)    Goodwill

Goodwill comprises: (a) the excess of the cost of an acquisition over the fair value of the Group's share of the net assets of the acquired subsidiaries/ associated company; and (b) the excess of the costs of an acquisition over the fair value ascribed to the acquired business including patents and intellectual property, at the date of acquisition.

Where an indication of impairment exists, the carrying amount of any intangible asset is assessed and written down immediately to its recoverable amount.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)

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

Depreciation expense for the nine months ended September 30, 2010 was $29,614.

(f)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the nine months ended September 30, 2010.

(g)	Income Tax

The Company has adopted the liability method of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	Revenue Recognition

Revenue represents the invoiced value of services rendered to customers during the period. Revenue is recognized when all of the following criteria are met:

a)

 Persuasive evidence of an arrangement exists,

b)

 Delivery has occurred or services have been rendered,

c)

 The seller’s price to the buyer is fixed or determinable, and

d)

 Collectability is reasonably assured.

(j)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010, there were no dilutive securities outstanding.

(k)	Use of Estimates

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

(l)	Retirement Benefits

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

(m)	Comprehensive Income

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

(n)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of the Company is Hong Kong Dollar (“HK$”). Capital accounts of the consolidated financial statements are translated into United States dollars (“$”) from Hong Kong dollars (“HK$”) at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	September 30, 2010	September 30, 2009
Period end HK$ : $ exchange rate	0.1282	0.1282

Average Period HK$ : $ exchange rate	0.1282	0.1282

(o)	Recent Accounting Pronouncements

The Company does not expect that the adoption of the recent accounting pronouncements to have any material impact on its financial statements.

NOTE 4 – DEPOSITS PAID AND OTHER RECEIVABLES

Deposits consist of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the products and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as deposits paid and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Deposits paid and other receivables as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deposits paid	$24,131	$1,545
Other receivables	125,182	112,865
Total	$149,313	$114,410

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	40,292	30,136
Furniture	11,632	11,632
Site display system	10,640	10,640
	123,244	113,088
Less: Accumulated depreciation	(76,406)	(43,914)
Property, plant and equipment, net	$46,838	$69,174

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $29,614 and $22,786, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Accrued expenses	$18,854	$1,648
Other payables	180,713	6,218
Total	$199,567	$7,866

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company under the normal course of business operations. These liabilities are non interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX ASSETS/ (LIABILITIES)

The corporate income tax rates applicable to the subsidiaries for the nine months periods ended September 30, 2010 were as follows:

	Place of incorporation	2010	Place of incorporation	2009
Asian Trends Broadcasting Inc.	BVI	0%	BVI	0%
Asian Trends Broadcasting Corporation Limited	Hong Kong	16.5%	Hong Kong	16.5%
Votex Entertainment Company Limited	Hong Kong	16.5%	Hong Kong	16.5%
Global Mania Empire Management Limited	Hong Kong	16.5%	-	-

No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the nine months ended September 30, 2010.

The Company's actual tax expense did not differ from the "expected" tax expense materially for the nine months ended September 30, 2010. Therefore, no deferred tax assets or liabilities were adjusted.

NOTE 8 – ACQUISITION

On August 31, 2010, the Company acquired 100% equity interest of a subsidiary by issuing 22,147,810 shares as consideration.  The shares issued were valued at par value of $0.001 per share because there was no established market for the Company’s shares as of and during August 31, 2010.  The fair market value of the assets and liabilities acquired at the acquisition date were as follows:

Current Assets
Cash and cash equivalents	$22,514
Accounts receivables	208,465
Other receivables	57,583
Total current assets	288,562

Non-current Assets
Property and equipment	6,771
Total non-current assets	6,771

TOTAL ASSETS	$295,333

Current Liabilities
Accounts payables	$59,183
Other payables	200,910
Advances from shareholders	34,393
Unearned revenue	55,650

TOTAL LIABILITIES	350,136

NET LIABILITIES	$(54,803)

Share allotted	$22,147

Total consideration	$22,147

Net liabilities acquired	(54,803)
Goodwill	76,950
Total consideration	$22,147

At the date of acquisition of Global, management made its best estimate of the allocation of the fair value and has categorized the value of $76,900 attributed to goodwill for acquisition. Management considers that the goodwill for acquisition is fully impaired.

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related party transactions included certain shareholders’ loan incurred from its course of operations.  Other than that, there has been no other material related party transaction.

NOTE 10 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 117,711,810 shares of common stock issued and outstanding as of September 30, 2010.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of September 30, 2010, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

As of September 30, 2010
2010	$19,752
2011	79,008
2012	46,088
TOTAL	$144,848

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed financial statements and the notes thereto. Please note that the following comparison periods are different than the comparison periods used in quarterly and annual filings. This is because of the Company’s change in fiscal year.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in Hong Kong; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 14, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

Asian Trends Media Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name “North America Marketing Corporation”.

On December 30, 2008, the Company entered into and completed an agreement for share exchange with Asian Trends Broadcasting Inc. that operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that sells advertising airtime on these LCD displays in Hong Kong.

On August 31, 2010 the Company closed an Agreement for a share exchange with Global Mania Empire Management Limited (“Global”) that was entered into on June 25, 2010.  Consideration to be paid by the Company was a total of 22,147,810 shares of common stock in exchange for 100% ownership of Global.  Global is a Hong Kong company specialized in projects and artistes management.

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of September 30, 2010, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.

We do not expect any purchase or sale of plant and office equipment.

Results of Operation – Three Months Ended September 30, 2010

The following table summarizes the result of our operation during the three months ended September 30, 2010

	Three months ended September 30,
	2010	2009
Revenue	$202,769	$-
Cost of sales	53,510	645
Gross profit/ (loss)	149,259	(645)
Goodwill impaired	76,950	-
General & administrative	107,881	90,932
Sales & marketing	-	-
Finance	-	-
Loss from operations	(35,572)	(91,577)
Other income	123	-
Provision for taxation	-	-
Minority interests	-	-
Net loss	$(35,449)	$(91,577)

Revenues

Revenue for the three months ended September 30, 2010 was $202,769, representing a significant increase when compared to the fact that there were no revenues for the same period last year.  This increase was due to the acquisition of Global in the third quarter which produced $202,769 in job income.

Cost of sales

The cost of the sales for the three months ended September 30, 2010 was $53,510, representing a $52,865 increase when compared to $645 for the same period last year.  This increase was due to the direct costs upon the job income incurred by Global for generating the job income in the third quarter.

Goodwill impaired

Goodwill impaired represents the goodwill recognized upon the acquisition of Global in August 2010.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2010 were $107,881, representing a $16,949 increase for the same period last year.  General and administrative expenses for the three months ended September 30, 2010 consisted of the following:

	Three months ended September 30,
	2010	2009
Salaries	$53,916	$53,245
Office rental	18,781	25,856
Depreciation	9,791	9,643
legal and other professional fees	1,981	4,315
Miscellaneous	23,412	(2,127)
TOTAL	$107,881	$90,932

Salaries

The salary in the third quarter of 2010 was $53,916, no significant differences were noted.

Legal and other professional fees

The amount of legal fees in the third quarter of 2010 were $1,981. It was mainly attributable to audit and consultancy fees.

Depreciation

The depreciation for the three months ended September 30,2010 was $9,791. Leasehold improvement was depreciated under the straight line method for the useful lives of 2 years.  This increase was due to the increase in fixed assets as a result of acquisition of Global for the three months ended September 30, 2010.

Profit before tax

As a result of the above reasons, net loss before income taxes for the third quarter of 2010 was $35,449.

Results of Operation – Nine Months Ended September 30, 2010

The following table summarizes the result of our operation during the nine months ended September 30, 2010:

	Nine months ended September 30,
	2010	2009
Revenue	$203,063	$2,471
Cost of sales	53,804	35,014
Gross profit/ (loss)	149,259	(32,543)
Goodwill impaired	76,950	-
General & administrative	232,506	382,589
Sales & marketing	-	-
Finance	-	-
Loss from operations	(106,197)	(415,132)
Other income	123	-
Provision for taxation	-	-
Minority interests	-	-
Net loss	$(106,074)	$(415,132)

Revenues

Revenue for the nine month period ended September 30, 2010 was $203,063, representing a $2,471 increase when compared to the same period last year.  This increase was due to the acquisition of Global in the third quarter which produced $202,769 in job income.

Cost of sales

The cost of the sales for the nine months ended September 30, 2010 was $53,804, representing a $18,790 increase when compared to $35,014 for the same period last year.  This increase was due to the direct costs incurred for the job income by Global for generating the job income in the third quarter.

Goodwill impaired

Goodwill impaired represents the negative goodwill recognized upon the acquisition of Global in the third quarter.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2010 were $232,506, representing a $150,083 decrease for the same period last year.  General and administrative expenses for the nine months ended September 30, 2010 consisted of the following:

	Nine months ended September 30,
	2010	2009
Salaries	$90,897	$173,488
Office rental	37,435	65,725
Depreciation	29,614	22,786
Legal and other professional fees	36,185	88,199
Miscellaneous	38,375	32,391
TOTAL	$232,506	$382,589

Salaries

The salaries in the nine months of 2010 were $90,897. It was mainly because of the staff reduction compared to that of 2009.

Legal and other professional fees

The amount of legal fees for the nine months ended September 30, 2010 were $36,185. This was mainly attributable to audit and professional fees.

Depreciation

The depreciation expense for the nine months ended September 30 of 2010 was $29,614.

Profit before tax

As a result of the above reasons, net loss before income taxes for the nine months ended September 30, 2010 was $106,074.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $38,590.  Liabilities as of September 30, 2010 totaled $397,675 and consisted of $135,751 in accounts payable, $199,567 in accrued expenses and other payables, $14,042 in unearned revenue and $46,315 in shareholders’ loan.

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

Cash Position

	Nine months ended September 30,
	2010	2009
Net cash (used in) operating activities	$(235,879)	$(226,818)
Net cash generated from/ (used in) investing activities	22,514	(6,520)
Net cash generated from financing activities	251,671	-
Net increase/ (decrease) in cash and cash equivalents	38,306	(233,338)

Net cash used in operating activities was $235,879 for the period ended September 30, 2010.  It was mainly attributable to increase in accounts receivables.

Cash flows from investing activities

Net cash generated from investing activities for the nine months ended September 30, 2010 was $22,514.  The investing activities in 2009 represented the purchase of office equipment of the Company while in 2010 it represented the cash generated from the acquisition of Global.

Cash flows from financing activities

Net cash generated from financing activities for the nine months ended September 30, 2010 was $251,671.  It was mainly due to increase in shareholders’ loan and third party loans.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

On October 8, 2010, the Company entered into and closed an acquisition agreement with China Culture Limited, a Hong Kong company (“China Culture”) and the shareholder of China Culture.  The Company issued 50,000,000 shares of common stock in exchange for 100% of ownership of China Culture.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.

We believe that the following critical accounting policy reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a) Persuasive evidence of an arrangement exists,

b) Delivery has occurred,

c) The seller’s price to the buyer is fixed or determinable, and

d) Collectibility is reasonably assured.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2010, the Company issued 22,147,810 shares of common stock to certain individuals in exchange for 100% ownership of Global Mania Empire Management Limited in pursuant to an agreement for share exchange dated June 25, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

None.

ITEM 5.  OTHER INFORMATION

On October 11, 2010, Chan Wing Hing, Kwong Kwan Yin Roy and Yau Wai Hung were appointed as directors of the Company.  Yau Wai Hung was appointed as Chief Executive Officer of the Company while Zeng Zhi Jian resigned on the same day.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: November 18, 2010	/s/ YAU WAI HUNG
Yau Wai Hung
Chief Executive Officer

Dated: November 18, 2010	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer