Form 10-K
period 2010-12-31
Asian Trends Media Holdings, Inc
filed 2011-04-15
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2010: N/A.

Number of the issuer’s Common Stock outstanding as of April 14, 2011:  117,711,810

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

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

PART I

Item 1. Business

Background Information

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name “North America Marketing Corporation”. On March 29, 2004, the Company changed the domicile to the State of Nevada.

On December 30, 2008, the Company entered into and completed an agreement for share exchange to acquire 100% ownership ofAsian Trends Broadcasting Inc. (“Asian Trends”) from its shareholders.  Asian Trends operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and creates revenue by selling advertising airtime.

On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited (“GME”) to acquire 100% ownership of GME from its shareholders.  GME is a Hong Kong company that specializes in project and artist management.On January 21, 2011, the Company sold GME back to the original shareholders.

Business Overview and Operations

Through Asian Trends, the Company provides one stop solution for advertiser, from brainstorming, storyboarding, production of commercials and advertisements to media planning.  The Company is an exclusive subcontractor of Digital Outdoor Television (HK) Limited (“DOTV”).  DOTV is an out-of-home (OOH) digital media platform.   DOTV pays a commission to us for all revenues generated from airtime.

Corporate Milestones

Year

Milestone

July 2008

Founding of Asian Trends Broadcasting Corporation Limited

Sep 2008

Office moved to Suite 1902, Kodak House II, North Point, Hong Kong

Industry and Market Environment; Customers and Markets

The Company provides out-of-home advertising networks to its clients so that their target customers can be reached.

The Company’s network is comprised of LCD display network of flat-panel television displays placed in sizeable and packed commercial edifices and public structures.  These sites are targeting different aspects of consumers.

Services

The Company markets the airtime of a digital outdoor media platform that covers various locations in Hong Kong.  The distribution of the media platform is targeted at restaurant chains and shopping malls. The Company’s platform offers an alternative access to their potential customers for the advertisers. The revenue is earned by selling advertising time slots.

Sales and Marketing

The Company hassales and marketing campaign as follows:

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

Competitive advantages

The Company’s competitive advantage is that all the sites are connected with broadband internet and therefore contents can be updated real time online.

Business development

The Company will continue to source different kind of innovative technology in order to enhance our platform and competitive advantage.

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

(10)  Our distributor could engage in activities that are harmful to our reputation in the industry and to our business.

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

(23)  We depend on the leadership and services of ZhiJianZeng who is our founder, chairman, and chief executive officer, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of ZhiJianZeng our founder, chairman and chief executive officer. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, many of our clients and landlords and property managers of the locations in our network. We do not maintain key-man life insurance for Mr. Zeng.  If he is unable or unwilling to continue in his present position or if he joins a competitor or forms a competing company, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

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

None.

Item 2. Properties

The following properties are leased:

    1.  Suite 1902, 19/F., Tower II, Kodak House, Quarry Bay, Hong Kong

2,853sqaure feet

$6,584 per month in rent

Lease expires: July 27, 2012

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Exchange under the symbol “ATDH.PK”.

	High	Low
Fiscal Year 2011
First quarter, ended March 31, 2011	$0.05	$0.05

Fiscal Year 2010
Fourth quarter ended December 31, 2010	0.05	0.05
Third quarter ended September 30, 2010	0.05	0.05
Second quarter ended June 30, 2010	0.05	0.05
First quarter, ended March 31, 2010	0.05	0.05

Fiscal Year 2009
Fourth quarter ended December 31, 2009	0.026	0.026
Third quarter ended September 30, 2009	0.095	0.026
Second quarter ended June 30, 2009	n/a	n/a
First quarter, ended March 31, 2009	n/a	n/a

Approximate Number of Equity Security Holders

On April 10, 2011, the Company's common stock had a closing price quotation of $0.05.   As of March 18 2011, there were approximately 45 certificate holders of record of the Company’s common stock.

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

 Selected Historical Data

	December 31
	2010	2009
Total Assets	$488,173	$183,868
Total Liabilities	666,438	122,567
Total Stockholders' Equity	(178,265)	61,301
Net Working Capital	(215,613)	(7,873)
Revenues	587,354	2,471
Operating Expenses	605,063	379,135
Net income (Loss)	(500,992)	(411,193)

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

General

We are incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value.  We operate liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime.

Plan of Operation (Successor Strategy)

We believe that our available cash and cash equivalents of as of December 31, 2010, along with the expected proceeds from our operations, will provide adequate liquidity to fund our operations through at least the next twelve months.

Results of Operation- Twelve Months Ended December 31, 2010

The following table summarizes the result of our operation during the twelve months ended December 31, 2010

	For the year ended December 31,
	2010	2009
Revenue	$587,354	$2,471
Cost of sales	495,758	34,529
Gross profit / (loss)	91,596	(32,058)
General & administrative	605,063	379,135
Sales & marketing	-	-
Finance	-	-
(Loss) from operations	(513,467)	(411,193)
Other income	12,475	-
Provision for taxation	-	-
Minority interests	-	-
Net (loss)	(500,992)	(411,193)

Revenues

Revenue for the twelve months ended December 31, 2010 was $587,354, representing a $584,883 increase when compared to $2,471 for the same period last year.  This increase was due to the acquisition of GME, which generated $587,060 revenue.

Cost of sales

The cost of the sales for the twelve months ended December 31, 2010 was $495,758, representing a $461,229 increase when compared to $34,529 for the same period last year.  This increase was due to the direct costs incurred by GME.

Operating expenses

General and administrative expenses

General and administrative expenses increased from $379,135 in 2009 to $ in 2010 due to GME acquisition in August 2010.

General and administrative expenses consist of the following:

	For the year ended December 31,
	2010	2009
Salary	$205,330	$203,855
Office rental	78,323	77,342
Depreciation	36,616	38,587
Legal and other professional fees	4,885	8,760
Miscellaneous	316,525	89,178
TOTAL		379,135

Salaries

Salary expense for twelve months ended December 31, 2010 increased to $205,330 from $203,855 for the same period last year. The increase is due to salaries paid to GME staffs.

Office rental

Office rental for the twelve months ended December 31, 2010 is $78,323, which is similar to the same period last year.

Legal and other professional fees

The amount of legal fees in 2010 decreased to $4,885 from $8,760 for the same period last year due to reduce in usage of legal and consultant expenses.

Loss before tax

As a result of the above reasons, loss before income taxes for the twelve months ended December 31, 2010 was $500,992.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $245,902.  Liabilities at December 31, 2010 totaled $666,438, and consisted mainly of $402,207in amount due to other payables, $ 189,721 in shareholders’ loans, $54,913 in Accounts Payable, $10,769 in unearned revenue and $8,828 in accrued expenses.

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

Cash Position

	Twelve months ended December 31,
	2010	2009
Net cash used in operating activities	$(135,515)	$(361,513)
Net cash provided from / (used in) investing activities	22,514	(5,482)
Net cash provided from financing activities	358,619	133,590
Net increase/ (decrease) in cash and cash equivalents	245,618	(233,405)

Net cash used in operating activities was $135,515 for the twelve months ended December 31, 2010. It was mainly attributable to increase in net loss for the year.

Cash flows from investing activities

Net cash used in investing activities for the Twelve months ended December 31, 2010 was $22,514.

The investing activities in 2009 represented the purchase of office equipment of the Company while in 2010 it represented the cash generated from the acquisition of GME.

Cash flows from financing activities

Net cash provided by financing activities for the twelve months ended December 31, 2010 was $358,619.  It was due to the increase of shareholders’ loan and issue of common stock.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2010, which are contained in this filing, the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2010 begin on the next page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Asian Trends Media Holdings, Inc.

We have audited the accompanying balance sheets of Asian Trends Media Holdings, Inc. as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. Asian Trends Media Holdings Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Trends Media Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Murray, Utah

April 14, 2011

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245,902	$284
Accounts receivable	175,533	-
Other receivables and deposits	29,390	114,410
Total current assets	450,825	114,694

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	37,348	69,174

TOTAL ASSETS	$488,173	$183,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$54,913	$114,701
Accrued expenses and other payables	411,035	7,866
Advances from shareholders	189,721	-
Unearned revenue	10,769	-
Total current liabilities	666,438	122,567
TOTAL LIABILITIES	666,438	122,567

STOCKHOLDERS’EQUITY
Common stock, par value $0.001, 225,000,000 shares authorized; 117,711,810 shares issued and outstanding as of December 31, 2010; 81,912,000 shares issued and outstanding as of December 31, 2009	117,711	81,912
Additional paid in capital	877,305	651,678
Accumulated deficit	(1,173,281)	(672,289)
TOTAL STOCKHOLDERS’ EQUITY	(178,265)	61,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$448,173	$183,868

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31,
	2010	2009
REVENUE	$587,354	$2,471

COST OF SALES	495,758	(34,529)

GROSS PROFIT (LOSS)	91,596	(32,058)

EXPENSES
General & administrative	605,063	379,135

TOTAL OPERATING EXPENSES	605,063	379,135

OPERATING LOSS	(513,467)	(411,193)

OTHER INCOME	12,475
		-

TOTAL OTHER INCOME	12,475	-

LOSS BEFORE TAXES	(500,992)	(411,193)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(500,992)	$(411,193)

OTHER COMPREHENSIVE INCOME	-	-

COMPREHENSIVE LOSS	$(500,992)	$(411,193)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	97,281,614	81,912,000

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity (deficits)

Balance at January 1, 2009	77,820,000	$77,820	$522,180	$(261,096)	$338,904

Capital contributed by shareholder	-	-	129,498	-	129,498

Issuance of common stock for cash	4,092,000	4,092	-	-	4,092

Net loss for the period	-	-	-	(411,193)	(411,193)

Balance at December 31, 2009 and at January 1, 2010	81,912,000	81,912	651,678	(672,289)	61,301

Issuance of common stock for cash	13,652,000	13,652	242,759	-	256,411

Issuance of common stock for acquisition of a subsidiary	22,147,810	22,147	-	-	22,147

Elimination of investment cost in subsidiaries	-	-	(17,132)	-	(17,132)

Net loss for the year	-	-	-	(500,992)	(500,992)

Balance at December 31, 2010	117,711,810	$117,711	$877,305	$(1,173,281)	$(178,265)

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(500,992)	$(411,193)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	36,616	38,587
Loss on disposal	1,981	-
Goodwill impaired	76,950	-
Changes in operating assets and liabilities:
Decrease in accounts receivables	32,932	-
(Increase) Decrease in other receivables and deposits	142,603	(67,551)
(Decrease) Increase in accounts payable	(118,971)	82,906
Increase in unearned revenue	(44,881)	-
Increase (Decrease)in accrued expenses and other payables	202,259	(4,262)
Net cash used in operating activities	(171,503)	(361,513)

Cash Flows From Investing Activities:
Cash acquired through acquisition of subsidiary	22,514	-
Purchase of property, plant and equipment	-	(5,482)
Net cash used in investing activities	22,514	(5,482)

Cash Flows From Financing Activities:
Capital contributed by shareholder	-	129,498
Advances from shareholder	155,327	-
Issuance of common stock	239,280	4,092
Net cash provided from financing activities	349,607	133,590

Net (decrease) increase in cash and cash equivalents	245,618	(233,405)

Cash and cash equivalents at Beginning of Year	284	233,689

Cash and cash equivalents at the End of Year	$245,902	$284

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

On December 30, 2008, Asian Trends Media Holdings, Inc. (the “Company”) entered into and completed an agreement for share exchange with Asian Trends Broadcasting Inc. (“Asian Trends BVI”).  Asian Trends BVI operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime.

On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited (“GME”) to acquire 100% ownership of GME from its shareholders.  GME is a Hong Kong company that specializes in project and artist management.

The acquisition of GME by the Company has been accounted for under the purchase method of accounting. The operation of GME from the date of acquisition on September 1, 2010 are included in the consolidated results of the Company.

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

The depreciation expense for the year ended December 31, 2010 and December 31, 2009 amounted to $36,616 and $38,587, respectively.

(e)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the year ended December 31, 2010 and December 31, 2009.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by Hong Kong. The Company has no income tax expense for year ended December 31, 2010 and December 31, 2009 respectively.

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

Revenue represents the invoiced value of services rendered to customers during the period. Revenue is recognized when all of the following criteria are met:

1.

Persuasive evidence of an arrangement exists

2.

Delivery has occurred or services have been rendered

3.

The seller's price to the buyer is fixed or determinable, and

4.

Collectibility is reasonably assured.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2010 and 2009, there was no dilutive security outstanding.

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

	2010	2009

Period/year end HK$ : US$ exchange rate	$0.1282	$0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n)	Recent Accounting Pronouncements

The Company has adopted all recently issued accounting   pronouncements. The adoption of   these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid consist of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the products and services that are used by the Company in its current operations.

The Company evaluates the amounts recorded as deposits paid and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Deposits paid and other receivables as of December 31, 2010 and December 31, 2009 are summarized as follows:

	As of December 31,
	2010	2009

Deposits paid	$26,639	$1,545
Other receivables	2,751	112,865
Total	$29,390	$114,410

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of December 31, 2010 and December 31, 2009 are summarized as follows:

	As of December 31,
	2010	2009
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	34,926	30,136
Furniture	11,632	11,632
Site display system	10,640	10,640
	117,878	113,088
Less: Accumulated depreciation	(80,530)	(43,914)

Property, plant and equipment, net	$37,348	$69,174

The depreciation expense for the year ended December 31, 2010 and December 31, 2009 amounted to $36,616 and $38,587, respectively.

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31,
	2010	2009

Accrued expenses	$8,828	$1,648
Other payables	402,207	6,218

Total	$411,035	$7,866

Other payables consist of amounts owed by the Company to staff, artists and third parties. These liabilities are non- interest bearing and are payable within a year.

NOTE 7 - INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

The corporate income tax rates applicable to the subsidiaries for the year ended December 31, 2010 were as follows:

	Place of incorporation	2010	Place of incorporation	2009
Asian Trends Broadcasting Inc.	BVI	0%	BVI	0%
Asian Trends Broadcasting Corporation Limited	Hong Kong	16.5%	Hong Kong	16.5%
Votex Entertainment Company Limited	Hong Kong	16.5%	Hong Kong	16.5%
Global Mania Empire Management Limited	Hong Kong	16.5%	-	-

No provision for the statutory corporate income tax is made as the Company did not generate any assessable income for the year ended December 31, 2010 and December 31, 2009, respectively.

The Company's actual tax expense differs from the "expected" tax expense for the year ended December 31, 2010 and December 31, 2009 (computed by applying the CIT rate of 16.5% to net loss of the Company).

	As of December 31,
	2010	2009

Net loss before provision for income taxes	$(500,992)	$(411,193)
Tax at the applicable rate: 16.5%	(82,663)	(67,846)
Tax effect of loss not recognized	82,663	67,846

Total	$-	$-

The provisions for income taxes for the year ended December 31, 2010 and December 31, 2009 are summarized as follows:

As of December 31,
	2010	2009

Current	$-	$-
Deferred	-	-

Total	$-	$-

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

NOTE 8 – ACQUISITION

On August 31, 2010, the Company acquired  100% equity interest of a subsidiary by issuing 22,147,810 shares as consideration.  The shares issued were valued at par value of $0.001 per share because there was no established market for the Company’s shares as of and during August 31, 2010.  The fair market value of the assets and liabilities acquired at the acquisition date were as follows:

Current Assets
Cash and cash equivalents	$22,514
Accounts receivables	208,465
Other receivables	57,583

Total current assets	288,562

Non-current Assets

Property and equipment	6,771
Total non-current assets	6,771

TOTAL ASSETS	$295,333

Current Liabilities
Accounts payables	$59,183
Other payables	200,910
Advances from shareholders	34,393
Unearned revenue	55,650

TOTAL LIABILITIES	350,136

NET LIABILITIES	$(54,803)

Value of shares issued	$22,147

Total consideration	$22,147

Net liabilities acquired	(54,803)
Goodwill	76,950
Total consideration	$22,147

At the date of acquisition of GME, management made its best estimate of the allocation of the fair value and has categorized the value of $76,950 attributed to goodwill for acquisition. Management considers that the goodwill for acquisition is fully impaired.

NOTE 9 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed repayment term.

NOTE 10 – UNEARNED REVENUE

Unearned revenue represents   amounts received by the Company as a prepayment for services to be rendered by the Company at a subsequent date.  Once the Company has provided the service the Company will recognize the prepayment as revenue.

NOTE 11 - COMMON STOCK

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 117,711,810 shares of common stock issued and outstanding as of December 31, 2010.

During the year ended December 31, 2010, the Company issued a total of 13,652,000 shares of common stock at a total consideration of $256,411.

On August 31, 2010, the Company issued 22,147,810 shares of common stock as consideration of an acquisition of  100% equity interest of a subsidiary.

 NOTE 12 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of December 31, 2010, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

		As of December 31, 2010

For the year ended December 31, 2011		$79,008
For the year ended December 31, 2012		46,088
Total	$

NOTE 13 - GOING CONCERN

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

NOTE 14 - SUBSEQUENT EVENTS

On January 21, 2011, the Company sold GME back to the original shareholders of GME.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) does not relate to reporting periods after December 31, 2010.

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

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2010 is as follows:

Name	Age	Title
Huang Jian Nan	43	Director
ZhiJianZeng	45	CEO and director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Huang Jian Nan

 Following his graduation from high school in 1983, Mr. Nan, age 43, worked in the Sales Department of Fe Shan ShanShui Tower Manufacturing Co. until 1990.  From 1990 until 1998, Mr. Huang worked in the Sales Department at Shan ShuiJian Li Bao Packaging Company Limited.  Since 1999, Mr. Huang has been working at Dongguan Great East Packaging Co. Ltd. where he is currently the Deputy General Manager.

ZhiJianZeng

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

ITEM 11.     EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2010 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2010 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Huang Jian Nan and ZhiJianZeng.  We are actively seeking additional board members with industry experience.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Restricted Stock	Chan Tsz King 15th floor, Sun & Moon Building, No. 45 Sing Woo Road, Happy Valley, Hong Kong	17,406,300	14.78% (1)
Restricted Stock	Huang Jian Nan 15th Floor, Sun & Moon Building No. 45 Sing Woo Road Happy Valley, Hong Kong	40,980,600	34.81% (1)
Restricted Stock	Yip Chi-Him Roger 5th Floor, Sun & Moon Building No. 45 Sing Woo Road Happy Valley, Hong Kong	17,406,300	14.78% (1)
Restricted Stock	Kwan Yin Roy Kwong Suite 1902 19th Floor Tower II Kodak House Quarry Bay, Hong Kong	15,503,467	13.17%(1)
Restricted Stock	London Castle Holdings Limited PO Box 957 Offshore Incorporations Center Tortola, BVI	13,652,000	11.6%(1)

(1) The percent of class is based on 117,711,810 shares of common stock issued and outstanding as of April 6, 2011.

There is a cancellation of 22,147,810 shares that is in process (based on an Agreement entered into on January 21, 2011) that has not yet been reflected in the total issued and outstanding shareholding list. Based on the post-cancellation anticipated issued and outstanding share amount, the percent of class held by Chan Tsz King will be 18.21%, the percent of class held by Huang Jian Nan will be 43.95%, the percent of class held by Yip Chi Him Roger will be 18.21%, the percent of class held by Kwan Yin Roy Kwong will be 0% (as all his shares will be cancelled), the percent of class held by London Castle Holdings Limited will be 14.29%.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Madsen & Associates CPA’s, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2009 and 2010, for the review of the Company’s financial statements for the periods ended March 31, 2010 and 2009, June 30, 2010 and 2009, and September 30, 2010 and 2009.   Audit fees by year were:

Madsen

2010	$9,000
2009	26,500

Audit Related Fees

For our fiscal year ended December 31, 2010 we incurred audit related fees of $25,000.

Tax Fees

For our fiscal year ended December 31, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2010.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2	Certification of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Asian Trends Media Holdings, Inc

By:
ZhiJianZeng
Chief Executive Officer
Dated: April 14, 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

ZhiJianZeng	Chief Executive Officer	April 14, 2011

Huang Jian Nan	Chief Financial Officer	April 14, 2011