Form 10-Q
period 2011-03-31
Asian Trends Media Holdings, Inc
filed 2011-05-23
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	81,912,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$245,902
Accounts receivable	92	175,533
Other receivables and deposits	46,995	29,390
Total current assets	47,087	450,825

Property, plant & equipment, net	29,654	37,348
Total assets	$76,741	$488,173

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,387	$54,913
Accrued expenses and other payables	2,324	411,035
Advances from shareholder	107,011	189,721
Notes payable	256,412	-
Unearned revenue	-	10,769
Total current liabilities	383,134	666,438

Total liabilities	383,134	666,438

Shareholders’ equity
Common stock, Par value $0.001, 225,000,000 shares authorized; $0.01 par value; 81,912,000 and 117,711,810 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	81,912	117,711
Additional paid in capital	634,545	877,305
Accumulated deficit	(1,022,850)	(1,173,281)
Total shareholders’ equity	(306,393)	(178,265)

Total liabilities and shareholders’ equity	$76,741	$488,173

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2011	2010

Revenues	$92	$294

Cost of sales	-	294

Gross profit	92	-

Expenses
General and administrative (inclusive of depreciation)	15,084	12,151
Total operating expenses	15,084	12,151

Loss from continuing operations before provision for income taxes	(14,992)	(12,151)

Provision for income taxes	-	-

Net loss from continuing operations	$(14,992)	$(12,151)

Discontinued operations
Net income	49,955	-
Gain on disposal of discontinued operations	115,468	-

Net income from discontinued operations	$165,423	$-

Net income/(loss) for the period	$150,431	$(12,151)

Other comprehensive income	-	-

Total comprehensive income/(loss) income for the period	$150,431	$(12,151)

Earnings/(loss) per share, basic and diluted – continuing operations	$0.00	$(0.00)

Weighted average number of shares outstanding, basic and diluted	89,867,514	81,912,000

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities
Cash flows from continuing operating activities
Net loss	$(14,992)	$(12,151)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Depreciation	3,279	9,657
Changes in operating assets and liabilities:
Increase in accounts receivables	(92)	-
Decrease in other receivables and deposits	18,955	1,584
Increase in accounts payable	849	-
(Decrease)/increase in accrued expenses and other payables	(15,275)	656
Net cash used in continuing operating activities	(7,276)	(254)
Net cash provided by discontinued operating activities	32,901	-

Net cash provided by/(used in) operating activities	25,625	(254)

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Cash flows from continuing financing activities
Decrease in advance from a shareholder	(82,710)	-
Net cash provided by continuing financing activities	(82,710)	-
Net cash used in discontinued financing activities	-	-

Net cash used in financing activities	(82,710)	-

Net (decrease)/increase in cash and cash equivalents
Continuing operations	(89,986)	(254)
Discontinued operations	32,901	-
	(57,085)	(254)
Cash and cash equivalents at beginning of year
Continuing operations	89,986	284
Discontinued operations	155,916	-
	245,902	284
Cash and cash equivalents at end of year
Continuing operations	-	30
Discontinued operations	188,817	-
	$188,817	$30
Non-cash transactions
Forfeiture of common stocks in disposal of subsidiaries	22,147	-
Cancellation of shares	256,412	-

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware.

At the beginning of 2010, the Company was principally engaged in operating liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime. On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited (“GME”) to acquire 100% ownership of GME from its shareholders.  GME is a Hong Kong company that specializes in project and artist management.

On January 21, 2011, the Company entered into an Asset Sale, Purchase and Transfer Agreement (the "Sale Agreement") with the collective former shareholders of GME, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, and Wong Wing Fung Charlie, each an individual resident of Hong Kong (collectively referred to as “Buyers").

According to the terms of the Sale Agreement, the Registrant sold its subsidiary Asian Trends Broadcasting Inc. (“ATBI”), a British Virgin Islands company and its subsidiaries GME, Great China Media Limited (“GCM”), a Hong Kong company, and Great China Game Limited (“GCG”), a Hong Kong company, to the Buyers. The consideration for the transaction shall consist of the return by the Buyers and surrender to the Registrant of a total of 22,147,810 shares of the Registrant’s common stock.

The project and artist management are reported as discontinued operations.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and cash flows for the three months ended March 31, 2011 have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 3 –DISPOSAL OF SUBSIDIARIES

On March 31, 2011, the Company disposed of its entire interest in ATBI, GME, GCM and GCG. The consideration for the transaction shall consist of the return by the Buyers and surrender to the Company of a total of 22,147,810 shares of the Company’s common stock.

A summary of the balance sheet and income statement of the disposed entities, immediately before the disposal, is presented as follows:

(i)

Summary of balance sheet

	January 21, 2011 (Date of disposal)	December 31, 2010
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$188,817	$155,916
Accounts receivable	176,905	175,533
Other receivables and deposit	4,488	5,701
Property, plant & equipment, net	4,415	4,415

Total assets	$374,625	$341,565

Liabilities
Accounts payable	$374,868	$38,375
Accrued expenses and other payables	7,248	394,180
Advances from shareholder	32,801	-
Amount due to a related company	42,260	42,260
Unearned revenue	10,769	10,769

Total liabilities	467,946	485,584

Net (liabilities)/assets	(93,321)	(144,019)
Forfeit of common stock in disposal of subsidiaries	(22,147)	-
	(115,468)	(144,019)
Represented by:
Gain on disposal of subsidiaries	115,468	N/A

(ii)  Summary of income statement

	Three months ended March 31, 2011	Three months ended March 31, 2010

Revenue	$129,691	-
Gross margin	89,649	-
Income/(loss) before provision for income taxes	49,955	-
Net income/(loss)	49,955	-

By disposal of GME, the Company sold its project and artist management operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(d)

Revenue Recognition

For continuing operations, the Company is principally engaged in operating LCD flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime. On December 15, 2010, the Company assigned the operations to Great China Media Limited (the “Assignee”), and in return the Assignee shall pay 5% of the gross proceeds from the business to the Company.

Revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured.

For discontinued operations, the Company recognizes revenue from services rendered in specialized project and artist management for customers during the period. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

(e)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of the balance sheet dates, there were no dilutive securities outstanding.

(f)

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars.  The functional currency of the Company is Hong Kong Dollar (“HK$”). Capital accounts of the consolidated financial statements are translated into United States dollars (“US$”) from Hong Kong dollars (“HK$”) at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g)

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	30,133	34,926
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,085
Less: Accumulated depreciation	(83,431)	(80,530)
Property, plant and equipment, net	29,654	37,348

Depreciation expenses for the three months ended March 31, 2011 and 2010 were analyzed as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010

Attributable to continuing operations	$3,279	$9,657
Attributable to discontinued operations	-	-
	3,279	9,657

NOTE 6 – ADVANCE FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed terms of repayment

NOTE7 – PROMISSORY NOTE

On January 21, the Company entered into a Cancellation and Assignment Agreement with London Castle Holdings Limited whereby a certain Subscription Agreement between London Castle Holdings Limited and the Company dated June 2, 2010 was cancelled. This cancellation occurred because the Company’s sale of GME as described in Note 3 above violated the original Subscription Agreement because GME, the intended recipient of the subscription investment, will no longer be affiliated with the Company following the Closing of the Sale Agreement.

According to the terms of the Cancellation and Assignment Agreement, London Castle Holdings Limited has agreed to return the aggregate sum of 13,652,000 shares of common stock of the Registrant to the Registrant, and the Registrant shall assign to London Castle Holdings Limited a certain promissory note in the amount of $256,412 executed by ATBI in favor of the Company.

Mr. Huang Jian Nan is the sole shareholder of London Castle Holdings Limited and is a director of the Registrant. This was a related-party transaction. Zhi Jian Zeng, Chief Executive Officer and Director of Asian Trends Media Holdings, Inc., approved the transaction.  There was no disinterested director who approved this transaction.

NOTE 8 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the three months ended March 31, 2011 is illustrated as follows:

	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	117,711,810	117,711,810

Disposal of subsidiaries by forfeiture of share on January 21,2011	(22,147,810)	(17,226,074)

Cancellation of shares on January 21,2011	(13,652,000)	(10,618,222)

At March 31, 2011	81,912,000	89,867,514

As of March 31, 2011 and 2010, there were no dilutive securities outstanding.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of March 31, 2011, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

March 31, 2011

2011	$59,255
2012	46,087
TOTAL	105,342

NOTE 10 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,022,850 and a working capital deficit of $336,047.

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

Results of Operations – Three Months Ended March 31, 2011 as compared to three months ended March 31, 2010.

The following table summarizes the results of our operations during the three-month period ended March 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2011 to the three-month period ended March 31, 2010.

	Three months ended March 31,
	2011	2010	Increase / (decrease)	% Increase /(decrease)
Revenue	$92	$294	$(202)	N/A	%
Cost of sales	-	294	(294)	N/A	%
Gross profit	92	-	92	N/A	%
General & administrative	15,084	12,151	2,933	24.14%

Income from operations	(14,992)	(12,151)	(2,841)	23.38%

Net Income from disposal of discontinued operations	165,423	-	165,423	N/A	%
Provision for taxation	-	-	-	N/A	%
Net income/(loss)	150,431	(12,151)	162,582	N/A	%

General and administrative expenses

General and administrative expenses increased from $12,151 in the three months of 2010 to $15,084 for the same period of 2011, representing an increase of $2,933 or 24.14%. The increase was mainly due to increase in operating expenses in 2011.

Net income

Net income for the three months ended March 31 of 2011 was $150,431 as compared to net loss was $12,151 in the same period 2010. The increase was mainly attributable to a non-cash gain of $115,468 generated from disposal of subsidiaries business in the period in 2011.

Liquidity and Capital Resources from operations

Cash

Our cash balance at March 31, 2011 was $nil, representing a decrease of $30, compared with our cash balance of $30 as at March 31, 2010. The cash balances remain stable compared with the same period in 2010.

Cash flow

Operating Activities

Net cash provided by operating activities during the three months ended March 31 of 2011 amounted to $25,625, representing an increase of cash inflow of $25,879 comparing net cash used in operating activities of $254 in the same period of 2010. The increase is mainly contributed by discontinued operating activities.

Financing Activities

Net cash used in financing activities was $82,710 for the three months ended March 31 of 2011, representing an increase of $82,710 over the net cash of $nil provided by the same period of 2010. The change in the first quarter of 2011 was due to a decrease in amount due to a shareholder.

Working capital

Our net current liabilities increased by $120,434 to $336,047 at March 31, 2011 from $215,613 at December 31, 2010, the increase in net current liabilities was mainly due to increase in notes payables for the period ended 2011.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,022,850 and a working capital deficit of $336,047.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

None.

ITEM 5.  OTHER INFORMATION

None

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: May 23, 2011	/s/ YAU WAI HUNG
Yau Wai Hung
Chief Executive Officer

Dated: May 23, 2011	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer