Form 10-Q/A
period 2011-03-31
Asian Trends Media Holdings, Inc
filed 2011-05-25
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

Explanatory Note

The purpose of this amendment is to correct one of the signatories.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: May 23, 2011	/s/ ZENG ZHI JIAN
Zeng Zhi Jian
Chief Executive Officer

Dated: May 23, 2011	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer