Form 10-Q
period 2011-06-30
Asian Trends Media Holdings, Inc
filed 2011-08-22
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File No.000-52020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	99,038,280 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$245,902
Accounts receivable	154	175,533
Other receivables and deposits	46,995	29,390
Total current assets	47,149	450,825

Property, plant & equipment, net	26,376	37,348
Total assets	$73,525	$488,173

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,387	$54,913
Accrued expenses and other payables	4,623	411,035
Advances from shareholder	107,011	189,721
Notes payable	256,412	-
Unearned revenue	-	10,769
Total liabilities	385,433	666,438

Shareholders’ equity
Common stock, Par value $0.001, 225,000,000 shares authorized; $0.01 par value; 81,912,000 and 117,711,810 shares
issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	81,912	117,711
Additional paid in capital	634,545	877,305
Accumulated deficit	(1,028,365)	(1,173,281)
Total shareholders’ equity	(311,908)	(178,265)

Total liabilities and shareholders’ equity	$73,525	$488,173

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$154	$294	$62	$-

Cost of sales	-	(294)	-	-

Gross profit	154	-	62	-

Expenses
General and administrative (inclusive of depreciation)	20,661	124,625	(5,577)	112,474
Total operating expenses	20,661	124,625	(5,577)	112,474

Loss from continuing operations before provision for income taxes	(20,507)	(124,625)	(5,515)	(112,474)

Provision for income taxes	-	-		-

Net loss from continuing operations	$(20,507)	$(124,625)	$(5,515)	$(112,474)

Discontinued operations
Net income	49,955	-	-	-
Gain on disposal of discontinued operations	115,468	-	-	-

Net income from discontinued operations	$165,423	$-	$-	$-

Net income/(loss) for the period	$144,916	$(124,625)	$(5,515)	$(112,474)

Other comprehensive income	-	-	-	-

Total comprehensive income/(loss) income for the period	$144,916	$(124,625)	$(5,515)	$(112,474)

Earnings/(loss) per share, basic and diluted – continuing operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	86,065,569	84,099,337	81,912,000	86,262,637

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30
	2011	2010

Cash flows from operating activities
Cash flows from continuing operating activities
Net loss	$(20,507)	$(124,625)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Depreciation	6,557	19,315
Changes in operating assets and liabilities:
Increase in accounts receivables	(154)	-
Decrease/(increase) in other receivables and deposits	18,955	(57,017)
Increase/(decrease) in accounts payable	849	(32,801)
(Decrease)/increase in accrued expenses and other payables	(12,976)	11,270
Net cash used in continuing operating activities	(7,276)	(183,858)
Net cash provided by discontinued operating activities	32,901	-

Net cash provided /(used in) by operating activities	25,625	(183,858)

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	(188,817)	-

Net cash used in investing activities	(188,817)	-

Cash flows from financing activities
Cash flows from continuing financing activities
Capital contribution by shareholders	-	232,117
Issuance of common stock	-	13,652
Increase in advance from a shareholder	(82,710)	-
Net cash provided by continuing financing activities	(82,710)	245,769
Net cash used in discontinued financing activities	-	-

Net cash used in financing activities	(82,710)	245,769

Net (decrease)/increase in cash and cash equivalents
Continuing operations	(89,986)	61,911
Discontinued operations	(155,916)	-
	(245,902)	61,911

Cash and cash equivalents at beginning of period
Continuing operations	89,986	284
Discontinued operations	155,916	-
	245,902	284

Cash and cash equivalents at end of period
Continuing operations	-	62,195
Discontinued operations	-	-
	$-	$62,195

Non-cash transactions
Forfeiture of common stocks in disposal of subsidiaries	22,147	-
Cancellation of shares	256,412	-

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011, results of operations and cash flows for the six months ended June 30, 2011 have been made. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 3 –DISPOSAL OF SUBSIDIARIES

On January 21, 2011, the Company disposed of its entire interest in ATBI, GME, GCM and GCG. The consideration for the transaction consisted of the return by the Buyers and surrender to the Company of a total of 22,147,810 shares of the Company’s common stock.

A summary of the balance sheet and income statement of the disposed entities, immediately before the disposal, is presented as follows:

(i)	Summary of balance sheet

	January 21, 2011 (Date of disposal)	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$188,817	$155,916
Accounts receivable	176,905	175,533
Other receivables and deposit	4,488	5,701
Property, plant & equipment, net	4,415	4,415

Total assets	$374,625	$341,565

Liabilities
Accounts payable	$374,868	$38,375
Accrued expenses and other payables	7,248	394,180
Advances from shareholder	32,801	-
Amount due to a related company	42,260	42,260
Unearned revenue	10,769	10,769

Total liabilities	467,946	485,584

Net liabilities	(93,321)	(144,019)

Forfeit of common stock in disposal of subsidiaries	(22,147)	-
	(115,468)	(144,019)

Represented by:
Gain on disposal of subsidiaries	115,468	N/A

(ii)  Summary of income statement

	From January 1, 2011 to January 27, 2011 (date of disposal)	Six months and six months ended June 30, 2010
Revenue	$129,691	-
Gross margin	89,649	-
Income before provision for income taxes	49,955	-
Net income	49,955	-

By disposal of GME, the Company sold its project and artist management operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

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

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong through its wholly-owned subsidiary.

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

	June 30, 2011	December 31, 2010	June 30, 2010

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g)	Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
At cost:	$	$
Computer equipment	13,147	13,147
Leasehold improvement	47,533	47,533
Office equipment	30,133	34,926
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,085	117,878
Less: Accumulated depreciation	(86,709)	(80,530)
Property, plant and equipment, net	26,376	37,348

Depreciation expenses for the six months ended June 30, 2011 and 2010 were analyzed as follows:

	Six months ended June 30, 2011	Six months ended June 30, 2010

Attributable to continuing operations	$6,557	$19,315
Attributable to discontinued operations	-	-
	6,557	19,315

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

NOTE 8 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the six months ended June 30, 2011 is illustrated as follows:

	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	117,711,810	117,711,810

Disposal of subsidiaries by forfeiture of share on January 21, 2011	(22,147,810)	(19,578,175)

Cancellation of shares on January 21, 2011	(13,652,000)	(12,068,066)

At June 30, 2011	81,912,000	86,065,569

As of June 30, 2011 and 2010, there were no dilutive securities outstanding.

NOTE 9 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,028,365 and a working capital deficit of $338,284.

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

Results of Operations – Six months Ended June 30, 2011 as compared to six months ended June 30, 2010.

The following table summarizes the results of our operations during the three-month period ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2011 to the three-month period ended June 30, 2010.

	Six months ended June 30,
	2011	2010	Increase /(decrease)	% Increase /(decrease)
Revenue	$154	$294	$(140)	(48	) %
Cost of sales	-	(294)	294	100%
Gross profit	154	-	154	100%
General & administrative	20,661	124,625	(104,118)	(84	) %

Net Loss from operations	(20,507)	(124,625)	104,118	84%

Net Income from disposal of discontinued operations	165,423	-	165,423	100%
Provision for taxation	-	-	-	-%
Net income/(loss)	144,916	(124,625)	239,541	192%

General and administrative expenses

General and administrative expenses decreased from $124,625 in the six months of 2010 to $20,661 for the same period of 2011, representing a decrease of $104,118 or 83%.

Net income

Net loss for the six months ended June 30 of 2011 was $124,625 as compared to net loss for the same period in 2011 of $20,507.

Liquidity and Capital Resources from operations

Cash

Our cash balance at June 30, 2011 was $0, representing a decrease of $62,195, compared with our cash balance of $62,195 as at June 30, 2010. The cash balances remain stable compared with the same period in 2010.

Cash flow

Operating Activities

Net cash provided by operating activities during the six months ended June 30 of 2011 amounted to a loss of  $7,276, representing an increase of cash inflow of $176,582 comparing net cash used in operating activities of $183,858 in the same period of 2010.

Working capital

Our net current liabilities decreased by $281,005 to $385,433 at June 30, 2011 from $666,438 at June 30, 2010.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,028,365.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: August 22, 2011	By:	/s/ YAU WAI HUNG
Yau Wai Hung
Chief Executive Officer

Dated: August 22, 2011	By:	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer