Form 10-Q/A
period 2011-06-30
Asian Trends Media Holdings, Inc
filed 2011-09-13
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
 (Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☐
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	81,912,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

ASIAN TRENDS MEDIA HOLDINGS, INC
TABLE OF CONTENTS

Item 6	Exhibits

Signatures

Ex.31.1 Section 302 Certification of CEO
Ex 31.2 Section 302 Certification of CFO
Ex 32 Section 906 Certifications of CEO and CFO

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 20111 as filed with the Securities and Exchange Commission by the registrant on August 22, 2011, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q/A for the three months ended June 30, 2011.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: September 9, 2011	/s/ Yau Wai Hung
Yau Wai Hung
Chief Executive Officer

Dated: September 9, 2011	/s/ Huang Jian Nan
Huang Jian Nan
Chief Financial Officer