Form 10-Q
period 2011-09-30
Asian Trends Media Holdings, Inc
filed 2011-11-14
CIK 1306035

As filed with the Securities and Exchange Commission on November14, 2011
File No. 000-52020
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	99,038,280 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	245,902
Accounts receivable	185	175,533
Other receivables and deposits	46,995	29,390
Total current assets	47,180	450,825

Property, plant & equipment, net	23,099	37,348
Total assets	$70,279	488,173

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$16,538	$54,913
Accrued expenses and other payables	18,490	411,035
Advances from shareholders	112,125	189,721
Notes payable	256,412	-
Unearned revenue	-	10,769
Total liabilities	403,565	666,438

Shareholders’ equity
Common stock, Par value $0.001, 225,000,000 shares authorized; $0.01 par value; 81,912,000 and 117,711,810 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	81,912	117,711
Additional paid in capital	634,545	877,305
Accumulated deficits	(1,049,743)	(1,173,281)
Total shareholders’ equity	(333,286)	(178,265)

Total liabilities and shareholders’ equity	$70,279	$488,173

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

Continuing operations
Revenues	$185	$294	$31	$-

Cost of sales	-	(294)	-	-

Gross profit	185	-	31	-

Expenses
General and administrative (inclusive of depreciation)	42,070	201,547	21,409	189,396
Total operating expenses	42,070	201,547	21,409	189,396

Loss from continuing operations before provision for income taxes	(41,885)	(201,547)	(21,378)	(189,396)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	$(41,885)	$(201,547)	$(21,378)	$(189,396)

Discontinued operations
Net results for the period	49,955	118,300	-	118,300
Impairment loss on goodwill	-	(76,950)	-	(76,950)
Gain on disposal of discontinued operations	115,468	-	-	-

Net income from discontinued operations	$165,423	$41,350	$-	$41,350

Net income/(loss) for the period	$123,538	$(160,197)	$(21,378)	$(148,046)

Other comprehensive income	-	123	-	123

Total comprehensive income/(loss) income for the period	$123,538	$(160,074)	$(21,378)	$(147,923)

Loss per share, basic and diluted – continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	78,260,474	102,786,112	81,912,000	90,396,712

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2011	2010

Operating activities
Cash flows from continuing operating activities
Net loss	$(41,885)	$(201,547)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	9,834	29,443
Changes in operating assets and liabilities:
Increase in accounts receivables	(185)	-
Decrease/(increase) in other receivables and deposits	18,955	(23,265)
Increase/(decrease) in accrued expenses and other payables	891	(55,294)
Net cash used in continuing operating activities	(12,390)	(250,663)
Net cash provided by discontinued operating activities	32,901	14,784

Net cash provided /(used in) by operating activities	20,511	(235,879)

Investing activities
Cash flows from continuing investing activities	-	-
Net cash (used in)/provided from discontinued investing activities	(188,817)	22,514

Net cash (used in)/provided from investing activities	(188,817)	22,514

Financing activities
Cash flows from continuing financing activities
Capital contribution by shareholders	-	239,750
(Decrease)/increase in advances from shareholders	(77,596)	11,921
Net cash (used in)/provided by continuing financing activities	(77,596)	251,671
Cash flows from discontinued financing activities	-	-

Net cash used in financing activities	(77,596)	251,671

Net (decrease)/increase in cash and cash equivalents
Continuing operations	(89,986)	1,008
Discontinued operations	(155,916)	37,298
	(245,902)	38,306

Cash and cash equivalents at beginning of period
Continuing operations	89,986	284
Discontinued operations	155,916	-
	245,902	284

Cash and cash equivalents at end of period
Continuing operations	-	1,292
Discontinued operations	-	37,298
	$-	$38,590

Non-cash transactions
Forfeiture of common stocks in disposal of subsidiaries	22,147	-
Cancellation of shares	256,412	-

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

The project and artist management are reported as discontinued operations.  The comparative amounts in condensed consolidated statements of income and condensed consolidated statements of cash flows that attributable to the discontinued operations are reclassified to confront to current period’s presentation.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011, results of operations and cash flows for the nine months ended September 30, 2011 have been made. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 3 –DISPOSAL OF SUBSIDIARIES

On January 21, 2011, the Company disposed of its entire interest in ATBI, GME, GCM and GCG. The consideration for the transaction shall consist of the return by the Buyers and surrender to the Company of a total of 22,147,810 shares of the Company’s common stock.

A summary of the balance sheet and income statement of the disposed entities, immediately before the disposal, is presented as follows:

(i)	Summary of balance sheet

	January 21, 2011 (Date of disposal)	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$188,817	$155,916
Accounts receivable	176,905	175,533
Other receivables and deposit	4,488	5,701
Property, plant & equipment, net	4,415	4,415

Total assets	$374,625	$341,565

Liabilities
Accounts payable	$374,868	$38,375
Accrued expenses and other payables	7,248	394,180
Advances from shareholder	32,801	-
Amount due to a related company	42,260	42,260
Unearned revenue	10,769	10,769

Total liabilities	467,946	485,584

Net liabilities	(93,321)	(144,019)

Forfeit of common stock in disposal of subsidiaries	(22,147)	-
	(115,468)	(144,019)

Represented by:
Gain on disposal of subsidiaries	115,468	N/A

(ii)  Summary of income statement

	From January 1, 2011 to January 27, 2011 (date of disposal)	Nine months and three months ended September 30, 2010

Revenue	$129,691	202,769
Gross margin	89,649	53,510
Income before provision for income taxes	49,955	81,729
Net income	49,955	81,729

By disposal of GME, the Company sold its project and artist management operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

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

	September 30, 2011	December 31, 2010	September 30, 2010
Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g)	Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of the balance sheet dates are summarized as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
At cost:	$	$
Computer equipment	13,147	13,147
Leasehold improvement	47,533	47,533
Office equipment	30,133	34,926
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,085	117,878
Less: Accumulated depreciation	(89,986)	(80,530)
Property, plant and equipment, net	23,099	37,348

Depreciation expenses for the nine months ended September 30, 2011 and 2010 were analyzed as follows:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Attributable to continuing operations	$9,834	$29,443
Attributable to discontinued operations (post acquisition)	-	171
	9,834	29,614

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

Mr. Huang Jian Nan is the sole shareholder of London Castle Holdings Limited and [is a director of the Registrant]. This was a related-party transaction. Zhi Jian Zeng, [Chief Executive Officer and Director] of Asian Trends Media Holdings, Inc., approved the transaction.  There was no disinterested director who approved this transaction.

NOTE 8 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the nine months ended September 30, 2011 is illustrated as follows:

	2011
	Number of shares	Weighted average number of shares

At January 1, 2011	117,711,810	117,711,810

Disposal of subsidiaries by forfeiture of share on January 21, 2011	(22,147,810)	(20,444,132)

Cancellation of shares on January 21, 2011	(13,652,000)	(19,007,204)

At September 30, 2011	81,912,000	78,260,474

As of September 30, 2011 and 2010, there were no dilutive securities outstanding.

NOTE 9 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,049,743, a deficiency in shareholders’ equity of $333,286 and a working capital deficit of $356,385.

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

Results of Continuing Operations – Three Months Ended September 30, 2011 as Compared to three months ended September 30, 2010.

The following table summarizes the results of our continuing operations during the three-month period ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2011 to the three-month period ended September 30, 2010.
	Nine months ended September,
	2011	2010	Increase / (decrease)	% Increase / (decrease)
Revenue	$31	$-	$31	N/A	%
Cost of sales	-	-	-	N/A	%
Gross profit	31	-	31	N/A	%
General & administrative	21,409	189,396	(167,987)	-88.70%

Loss from operations	(21,378)	(189,396)	(168,018)	-88.71%

Net results from the discontinued operations	-	118,300	(118,300)	N/A	%
Impairment loss on good will	-	(76,950)	76,950	N/A	%
Other Comprehensive income	-	123	(123)	N/A	%
Provision for taxation	-	-	-	N/A
Minority interests	-	-	-	-%
Net income/(loss)	(21,378)	(147,923)	126,545	-85.55%

General and administrative expenses

General and administrative expenses decreased from $189,396 in the three months of 2010 to $21,409 for the same period of 2011, representing a decrease of $167,987 or 88.70%. The decrease was mainly due to decrease in operational expenses in 2011.

Net income

Net loss for the three months ended September 30 of 2011 was $21,378 as compared to net loss was $147,046 in the same period 2010. The decrease was mainly due to cut down operation in the period in 2011.

Results of Continuing Operations – Nine Months Ended September 30, 2011 as Compared to Nine months ended September 30, 2010.

The following table summarizes the results of our continuing operations during the nine-month period ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2011 to the nine-month period ended September 30, 2010.

	Nine months ended September 30,
	2011	2010	Increase / (decrease)		% Increase /(decrease)
Revenue	$185	$294	$(109)		-37.07%
Cost of sales	-	(294)	294-		N/A %
Gross profit	185	-	185		N/A %
General & administrative	42,070	201,547	(159,477)		-79.13%

Loss from operations	(41,885)	(201,547)	(159,662)		-79.22%

Net Results from discontinued operations	49,955-	118,300	(68,345	)-	57.77%
Impairment loss on goodwill	-	(76,950)	76,950		-100.00%
Gain on disposal of discontinued operations Minority interests	115,468	-	115,468		N/A %
Other Comprehensive Income Net income/(loss)	123,538	(160,197)	283,735		177.12%

General and administrative expenses

General and administrative expenses decreased from $201,547 in the nine months of 2010 to $42,070 for the same period of 2011, representing a decrease of $159,477 or 79.13%. The decrease was mainly due to decrease in operational expenses in 2011.

Net income

Net income for the nine months ended September 30 of 2011 was $123,538 as compared to net loss was $160,197 in the same period 2010. The increase was mainly due to gain from disposal discontinued operation in the period in 2011.
Liquidity and Capital Resources from continuing operations

Cash

Our cash balance at September 30, 2011 was $nil, representing a decrease of $245,902, compared with our cash balance of $245,902 as at December 31, 2010. The cash balance remain stable compare with the same period in 2010..

Cash flow

Continuing Operating Activities

Net cash used by continuing operating activities during the nine months ended September 30 of 2011 amounted to $89,986, which is increased by 90,994 with net cash provided in continuing operating activities of $1,008 in the same period of 2010.

Continuing Financing Activities

Net cash provided by financing continuing activities was $77,596 for the nine months ended September 30 of 2011, representing a decrease of $329,267 as compared with the same period of 2010.

Working capital

Our net current liabilities from continuing activities increased by $140,772 to $356,385 at September 30, 2011 from $215,613 at December 31, 2010, the increase in net current liabilities was mainly due to increase in notes payables increase of $256,412 for the period  ended 2011.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: November 14, 2011	/s/ YAU WAI HUNG
Yau Wai Hung
Chief Executive Officer

Dated: November 14, 2011	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer