Form 10-K
period 2011-12-31
Asian Trends Media Holdings, Inc
filed 2012-04-03
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No.000-52020

ASIAN TRENDS MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	90-0201309
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

203 Hankow Center,
5-15 Hankow Road
Tsimshatsui, Kowloon,
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
Yes  ☐     No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2011: N/A.

Number of the issuer’s Common Stock outstanding as of April 14, 2011:  117,711,810

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☐

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

On December 30, 2008, the Company entered into and completed an agreement for share exchange to acquire 100% ownership of Asian Trends Broadcasting Inc. (“Asian Trends”) from its shareholders.  Asian Trends operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and creates revenue by selling advertising airtime.

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

The Company has developed a marketing campaign as follows:

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

Our future revenues and profits from the advertising business we operate are dependent in part upon advertisers in Hong Kong and Hong Kong increasingly accepting the use of the Internet as a marketing channel, which is at an early stage in Hong Kong. Penetration rates for personal computers, the Internet and broadband in Hong Kong are all relatively low compared to those in more developed countries. Furthermore, many Chinese Internet users are not accustomed to using the Internet for e-commerce or as a medium for other transactions. Many of our current and potential clients have limited experience with the Internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to Internet marketing and promotion. As a result, they may consider the Internet as effective in promoting their products and services as our form of media thereby negatively impacting our revenues.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our office was removed at 203 Hankow Center, 5-15 Hankow Road Tsimshatsui, Kowloon, Hong Kong in 2011.This office space was provided by one of our investors, Huang Jian Nan, on a rent-free basis. The premises will remain available to us until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Exchange under the symbol “ATDH.PK”.

	High	Low

Fiscal Year 2012
First quarter, ended March 31, 2012	$0.05	$0.0001

Fiscal Year 2011
Fourth quarter ended December 31, 2011	0.05	0.05
Third quarter ended September 30, 2011	0.05	0.05
Second quarter ended June 30, 2011	0.05	0.05
First quarter, ended March 31, 2011	0.05	0.05

Fiscal Year 2010
Fourth quarter ended December 31, 2010	0.05	0.05
Third quarter ended September 30, 2010	0.05	0.05
Second quarter ended June 30, 2010	0.05	0.05
First quarter, ended March 31, 2010	0.05	0.05

Fiscal Year 2009
Fourth quarter ended December 31, 2009	0.026	0.026
Third quarter ended September 30, 2009	0.095	0.026
Second quarter ended June 30, 2009	n/a	n/a
First quarter, ended March 31, 2009	n/a	n/a

Approximate Number of Equity Security Holders
On March 22, 2012, the Company's common stock had a closing price quotation of $0.0001.   As of March 22, 2012, there were approximately 45 certificate holders of record of the Company’s common stock.

Dividends
We have not declared or paid cash dividends on our common stock.

ITEM 6.      SELECTED FINANCIAL DATA

Not Applicable.

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

Results of Continuing Operation- Twelve Months Ended December 31, 2011

The following table summarizes the result of our operation during the twelve months ended December 31, 2011

	For the year ended December 31,
	2011	2010
Revenue	$185	$294
General & administrative	108,941	339,993
Loss from operations	(108,756)	(339,993)
Other income	-	5,167
Provision for taxation	-	-
Net (loss)	(108,756)	(334,826)

Revenues

Revenue for the twelve months ended December 31, 2011 was $185, representing a $109 decrease when compared to $294 for the same period last year.  This decrease was due to the deduction of sales to existing clients.

General and administrative expenses

General and administrative expenses decreased from $339,993 in 2010 to $108,941 in 2011 due to deduction of operation scale.

Loss before tax

As a result of the above reasons, loss before income taxes from continuing operations for the twelve months ended December 31, 2011 was $108,756.

Liquidity and Capital Resources of Continuing Operation

As of December 31, 2011, we had nil cash and cash equivalents.   Liabilities at December 31, 2011 totaled $419,406, and consisted mainly of $256,412 in notes payables, $127,967 in advances from shareholders, $17,387 in Accounts payable, and $17,640 in accrued expenses.

Due to the disposal of discontinued operations, the Company may seek additional capital investments for support and expansion of the existing operations and its working capital needs.   To achieve this objective, the Company may sell shares of common stock.  However, completion of our operating plan is subject to attaining adequate revenue and profits. We cannot assure investors that adequate revenues or profits will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without achieving projected revenue and profit results within the next twelve months, we anticipate being able to continue with our present activities, but we may require financing to achieve our goal of profit, revenue and growth.

Cash Position in Continuing Operation

	Twelve months ended December 31,
	2011	2010
Net cash used in operating activities	$(28,232)	$(304,905)
Net cash provided from / (used in) investing activities	-	-
Net cash provided from financing activities	(61,754)	394,607
Net increase/ (decrease) in cash and cash equivalents	(89,986)	89,702

Cash flows from operating activities

Net cash used in operating activities was $28,232 for the twelve months ended December 31, 2011. It was mainly attributable to decrease in net loss for the year.

Cash flows from financing activities

Net cash provided by financing activities for the twelve months ended December 31, 2011 was $61,754. It was due to the decrease of advance from shareholders and issue of common stock.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2011, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The audited financial statements for the year ended December 31, 2011 begin on the next page

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) does not relate to reporting periods after December 31, 2011.

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

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 under the criteria set forth in the in Internal Control—Integrated Framework.

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

We have audited the accompanying balance sheets of Asian Trends Media Holdings, Inc. as of December 31, 2011 and 2010, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. Asian Trends Media Holdings Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Trends Media Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen& Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Murray, Utah
March 31, 2012

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
Assets
Current assets
Cash and cash equivalents	$-	$245,902
Accounts receivable	185	175,533
Other receivables and deposits	-	29,390
Total current assets	185	450,825

Property, plant & equipment, net of accumulated depreciation	19,821	37,348

Total assets	$20,006	$488,173

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	17,387	54,913
Notes payable	256,412	-
Accrued expenses and other payables	17,640	411,035
Advances from shareholders	127,967	189,721
Receipt in advance	-	10,769
Total current liabilities	419,406	666,438

Total liabilities	$419,406	$666,438

Stockholders’ equity
Common stock, par value $0.001, 225,000,000 shares authorized; 81,912,000 and 117,711,810 shares issued and outstanding as of December 31, 2011 and 2010, respectively	81,912	117,711
Additional paid in capital	634,545	877,305
Accumulated deficit	(1,115,871)	(1,173,281)

Total stockholders’ equity	(399,414)	(178,265)

Total liabilities and stockholders’ equity	$20,006	$488,173

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Continuing operations
Revenue	$185	$294
Cost of sales	-	294

Gross profit (loss)	185	-

Expenses
General & administrative	108,941	339,993

Operating loss	(108,756)	(339,993)

Other income	-	5,167

Loss before taxes	(108,756)	(334,826)

Provision for income taxes	-	-

Net loss from continuing operations	(108,756)	(334,826)

Discontinued operations
Net income/(loss)	50,698	(89,216)
Impairment of goodwill	-	(76,950)
Gain on disposal of discontinued operations	115,468	-

Net income/(loss) from discontinued operations	166,166	(166,166)

Net income/(loss) for the year	$57,410	$(500,992)

Other comprehensive income	-	-

Comprehensive income/(loss)	$57,410	$(500,992)

Net loss per share, basic and diluted – continuing operations	(0.00)	(0.00)

Weighted average number of shares outstanding basic and diluted	83,971,716	97,281,614

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficits	Total equity

Balance at January 1, 2010	81,912,000	$81,912	$651,678	$(672,289)	$61,301

Issuance of common stock for cash	13,652,000	13,652	242,759	-	256,411
Issuance of common stock for acquisition of a subsidiary	22,147,810	22,147	-	-	22,147
Elimination of investment cost in subsidiaries	-	-	(17,132)	-	(17,132)
Net loss for the year				(500,992)	(500,992)

Balance at December 31, 2010 and January 1, 2011	117,711,810	$117,711	$877,305	(1,173,281)	(178,265)

Disposal of subsidiaries by forfeiture of shares	(22,147,810)	(22,147)	-	-	(22,147)
Cancellation of shares	(13,652,000)	(13,652)	(242,760)	-	(256,412)
Net income for the year	-	-	-	57,410	57,410

Balance at December 31, 2011	81,912,000	$81,912	$634,545	$(1,115,871)	(399,414)

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Operating activities
Cashflows from continuing operating activities:
Net loss from continuing operations	$(108,756)	$(334,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,112	36,241
Allowance for doubtful accounts	47,009	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(185)	-
Decrease in other receivables and deposits	18,941	90,721
Increase/(decrease) in accounts payable	849	(98,163)
Increasein accrued expenses and other payables	798	1,122
Net cash used in continuing operating activities	(28,232)	(304,905)
Net cash used in discontinued operating activities	32,901	133,402
Net cash generated from/(used in) operating activities	4,669	(171,503)

Investing activities
Cashflows from continuing investing activities	-	-
Net cash generated from discontinued investing activities	(188,817)	22,514
Net cash generated from investing activities	(188,817)	22,514

Financing activities
Cash flows from continuing financing activities
Capital contributed by shareholders	-	239,280
(Decrease)/increase in advances from shareholders	(61,754)	155,327
Net cash used in continuing financing activities	(61,754)	394,607
Net cash used in discontinued financing activities	-	-
Net cash (used in) provided from financing activities	(61,754)	394,607

Net (decrease)/increase in cash and cash equivalents
- From continuing operations	(89,986)	89,702
- From discontinued operations	(155,916)	155,916
	(245,902)	245,618

Cash and cash equivalents at beginning of year
- From continuing operations	89,986	284
- From discontinued operations	155,916	-
	245,902	284

Cash and cash equivalents at the end of year
- From continuing operations	-	89,986
- From discontinued operations	-	155,916
	-	245,902

Major non-cash transactions
Forfeiture of common stocks in disposal of subsidiaries	22,147	-
Cancellation of shares	256,412	-

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

The project and artist management are reported as discontinued operations. The comparative amounts in consolidated statements of income and consolidated statements of cash flows that attributable to the discontinued operations are reclassified to conform to current year’s presentation.

The Company assigned the LCD flat-panel televisions and LCD billboards advertisement operations to Great China Media Limited (the “Assignee”), and in return the Assignee shall pay 5% of the gross proceeds from the business to the Company.Revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured.

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

The depreciation expense attributable to continuing operations for the years ended December 31, 2011 and 2010 amounted to $13,112and $36,241, respectively.

(e) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the year ended December 31, 2011.  During the year ended December 31, 2010, the Company impaired goodwill arising from acquisition of subsidiaries in the amount of $76,950.

(f) Income tax

The Company has adopted the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The corporate income tax rates applicable to subsidiaries incorporated in BVI and Hong Kong for the years ended December 31, 2011 and 2010 were 0% and 16.5%

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by Hong Kong.

BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

The Company has no income tax expense for year ended December 31, 2011 and 2010 respectively.There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(g) Fair value of financial instruments

The carrying amounts of the Company's cash, other receivable, other payable and accrued expenses approximate to their fair values because of the short maturity of these items.

(h) Revenue recognition

For continuing operations, the Company assigned the LCD flat-panel televisions and LCD billboards advertisement operations to Great China Media Limited (the “Assignee”), and in return the Assignee shall pay 5% of the gross proceeds from the business to the Company.Revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured.

For discontinued operations, the Company recognizes revenue from services rendered in specialized project and artist management for customers during the period. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2011 and 2010, there was no dilutive security outstanding.

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

(k) Retirement benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of approximately $256) per month of the employees’ relevant income. Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme. Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme. The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers. The Company provides no other retirement benefits to its employees.

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

	2011	2010

Period/year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n) Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – DISPOSAL OF SUBSIDIARIES

On January 21, 2011, the Company disposed of its entire interest in ATBI, GME, GCM and GCG. The consideration for the transaction consists of the return by the Buyers and surrender to the Company of a total of 22,147,810 shares of the Company’s common stock.

A summary of the balance sheet and income statement of the disposed entities, immediately before the disposal, is presented as follows:

(i) Summary of balance sheet

	January 21, 2011 (Date of disposal)	December 31, 2010
Assets
Cash and cash equivalents	$188,817		$155,916
Accounts receivable	176,905		175,533
Other receivables and deposit	4,488		5,701
Property, plant & equipment, net	4,415		4,415
Total assets	374,625		341,565

Liabilities
Accounts payable	374,868		38,375
Accrued expenses and other payables	7,248		394,180
Advances from shareholder	32,801		-
Amount due to a related company	42,260		42,260
Unearned revenue	10,769		10,769
Total liabilities	467,946		485,584

Net liabilities	(93,321)		(144,019)
Forfeit of common stock in disposal of subsidiaries	(22,147)		-
	(115,468)		(144,019)

Represented by:
Gain on disposal of subsidiaries	$115,468	$	N/A

(ii) Summary of income statement

	From January 1, 2011 to January 27, 2011 (date of disposal)	Year ended December 31, 2010 (Post acquisition)

Revenue	$129,691	$587,060
Gross margin	89,649	91,596
Income/(loss) before provision for income taxes	50,698	(89,216)
Net income/(loss)	$50,698	$(89,216)

By disposal of GME, the Company sold its project and artist management operations.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2011	2010

At cost:
Computer equipment	$13,147	$13,147
Leasehold improvement	47,533	47,533
Office equipment	30,133	34,926
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,085	117,878
Less: Accumulated depreciation	(93,264)	(80,530)
	$19,821	$37,348

Depreciation expenses for years ended December 31, 2011 and 2010 were analyzed as follows:

	2011	2010

Attributable to continuing operations	$13,112	$36,241
Attributable to discontinued operations (post acquisition)	-	375
	$13,112	$36,616

NOTE 6 – PROMISSORY NOTE

On January 21, 2011, the Company entered into a Cancellation and Assignment Agreement with London Castle Holdings Limited whereby a certain Subscription Agreement between London Castle Holdings Limited and the Company dated June 2, 2010 was cancelled. This cancellation occurred because the Company’s sale of GME as described in Note 4 above violated the original Subscription Agreement because GME, the intended recipient of the subscription investment, will no longer be affiliated with the Company following the Closing of the Sale Agreement.

According to the terms of the Cancellation and Assignment Agreement, London Castle Holdings Limited has agreed to return the aggregate sum of 13,652,000 shares of common stock of the Registrant to the Registrant, and the Registrant shall assign to London Castle Holdings Limited a certain promissory note in the amount of $256,412 executed by ATBI in favor of the Company.

Mr. Huang Jian Nan is the sole shareholder of London Castle Holdings Limited and is a director of the Company. This was a related-party transaction.

NOTE 7 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed repayment term.

NOTE 8 - COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES

The Company authorized 225,000,000 shares $0.001 par value of common stock. The Company has a total of 81,912,000 and 117,711,810 shares issued and outstanding as of December 31, 2011 and 2010, respectively.

On January 21, 2011, the Company sold its subsidiaries ATBI, GME, GCM and GCG to the Buyers (Note 1 and Note 4). The consideration for the transaction consists of the return by the Buyers and surrender to the Registrant of a total of 22,147,810 shares of the Company’s common stock.

On January 21, 2011, the Company entered into a Cancellation and Assignment Agreement with London Castle Holdings Limitedin which London Castle Holdings Limited returned the aggregate sum of 13,652,000 shares of common stock of the Registrant to the Registrant, and the Registrant assigned to London Castle Holdings Limited a certain promissory note in the amount of $256,412 executed by ATBI in favor of the Company (Note 7).

The calculation of weighted average number of shares for the year ended December 31, 2011 is illustrated as follows:

	Number of shares	Weighted average number of shares

At January 1, 2011	117,711,810	117,711,810
Disposal of subsidiaries by forfeiture of share on January 21, 2011	(22,147,810)	(20,873,552)
Cancellation of shares on January 21, 2011	(13,652,000)	(12,866,542)
At December 31, 2011	81,912,000	83,971,716

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2011, the Company has accumulated deficits of $1,115,871, a negative working capital of $419,221, and also recorded a net loss for continuing operations of $108,756 for the year ended.

As of December 31, 2011, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2011 is as follows:

Name	Age	Title
Huang Jian Nan	44	Director
Zhi Jian Zeng	46	CEO and director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Huang Jian Nan
 Following his graduation from high school in 1983, Mr. Nan, age 44, worked in the Sales Department of Fe Shan ShanShui Tower Manufacturing Co. until 1990.  From 1990 until 1998, Mr. Huang worked in the Sales Department at Shan ShuiJian Li Bao Packaging Company Limited.  Since 1999, Mr. Huang has been working at Dongguan Great East Packaging Co. Ltd. where he is currently the Deputy General Manager.

Zhi Jian Zeng
Mr. Zeng, age 46, completed his undergraduate work in professional accounting in China and is currently a professional accountant in China.  Mr. Zeng has over twenty years of finance and accounting experience and has served as a senior finance and accounting professional to several Chinese companies.  From 1981-86 he was Accountant at the Food bureau of Loudi City of Hunan Province in China.  From 1986 to 1995 he was Assistant Manager and then the Finance Manager of Foreign Tea Company at Shaoyang City of Hunan Province.  He worked briefly in 1996-97 at Jinda Plastics and Metals Products (Shenzhen) as Head of Accounting.  From 1997 to 2005 he worked at the Great East Packaging Holding Limited where started as the finance Manager and was promoted to the post of Financial Controller.

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

ITEM 11.     EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2011 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2011 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Huang Jian Nan and Zhi Jian Zeng.  We are actively seeking additional board members with industry experience.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Restricted Stock	Chan Tsz King 15th floor, Sun & Moon Building, No. 45 Sing Woo Road, Happy Valley, Hong Kong	17,406,300	21.25% (1)
Restricted Stock	Huang Jian Nan 15th Floor, Sun & Moon Building No. 45 Sing Woo Road Happy Valley, Hong Kong	40,980,600	50.03% (1)
Restricted Stock	Yip Chi-Him Roger 5th Floor, Sun & Moon Building No. 45 Sing Woo Road Happy Valley, Hong Kong	17,406,300	21.25% (1)

(1) The percent of class is based on 81,912,000 shares of common stock issued and outstanding as of March 18, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Madsen & Associates CPA’s, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2010 and 2011, for the review of the Company’s financial statements for the periods ended March 31, June 30, and September 30, 2010 and 2011.   Audit fees by year were:

Madsen

2011	$6,400
2010	9,000

Audit Related Fees

For our fiscal year ended December 31, 2011 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2011.

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

Asian Trends Media Holdings, Inc

By:	/s/ Zhi Jian Zeng
Zhi Jian Zeng
Chief Executive Officer
Dated: March 30, 2012

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Zhi Jian Zeng	Chief Executive Officer	March 30, 2012
Zhi Jian Zeng

/s/ Huang Jian Nan	Chief Financial Officer	March 30, 2012
Huang Jian Nan