Form 10-Q
period 2012-03-31
Asian Trends Media Holdings, Inc
filed 2012-05-17
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Registrant’s telephone number, including area code: 852-2192-4805

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	81,912,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Accounts receivable	$223	$185
Total current assets	223	185

Property, plant & equipment, net	-	19,821
Total assets	$223	$20,006

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,387	$17,387
Note payable	256,412	256,412
Accrued expenses and other payables	17,654	17,654
Advances from shareholder	129,064	127,967
Total current liabilities	420,517	419,420

Total liabilities	$420,517	$419,420

Shareholders’ equity
Common stock, Par value $0.001, 225,000,000 shares authorized; $0.01 par value; 81,912,000 shares issued and outstanding as of March 31, 2012 and December 31 2011, respectively	81,912	81,912
Additional paid in capital	634,545	634,545
Accumulated deficit	(1,136,751)	(1,115,871)
Total shareholders’ equity	(420,294)	(399,414)

Total liabilities and shareholders’ equity	$223	$20,006

See accompanying notes to the condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2012	2011
CONTINUING OPERATIONS
REVENUES	$38	$92

COST OF SALES	-	-

GROSS PROFIT	38	92

EXPENSES
General and administrative	1,097	15,084
Impairment of property, plant and equipment	19,821	-
TOTAL OPERATING EXPENSES	20,918	15,084

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(20,880)	(14,992)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(20,880)	$(14,992)

DISCONTINUED OPERATIONS
NET LOSS	-	49,955
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	115,468

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$165,423

NET (LOSS) / INCOME FOR THE PERIOD	$(20,880)	$150,431

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE (LOSS) / INCOME FOR THE PERIOD
Arising from continuing operations	(20,880)	(14,992)
Arising from discontinued operations	-	165,423

	$(20,880)	$150,431

INCOME PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	81,912,000	89,867,514

See accompanying notes to the condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities
Cash flows from continuing operating activities
Net loss	(20,880)	(14,992)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Depreciation	-	3,279
Impairment of property, plant and equipment	19,821	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(38)	(92)
Increase in accounts payable	-	849
Decrease in other receivables and deposits	-	18,955
Decrease in accrued expenses and other payables	-	(15,275)
Net cash used in continuing operating activities	(1,097)	(7,276)
Net cash provided by discontinued operating activities	-	32,901

Net cash (used in)/provided by operating activities	(1,097)	25,625

Cash flows from financing activities
Cash flows from continuing financing activities
Advances from a shareholder	1,097	(82,710)
Net cash provided by continuing financing activities	1,097	(82,710)
Net cash used in discontinued financing activities	-	-

Net cash provided by / (used in) financing activities	1,097	(82,710)

Net decrease in cash and cash equivalents
Continuing operations	-	(89,986)
Discontinued operations	-	32,901
	-	(57,085)

Cash and cash equivalents at beginning of year
Continuing operations	-	89,986
Discontinued operations	-	155,916
	-	245,902

Cash and cash equivalents at end of year
Continuing operations	-	-
Discontinued operations	-	188,817
	$-	$188,817

Non-cash transactions
Forfeiture of common stocks in disposal of subsidiaries	-	22,147
Cancellation of shares	-	256,412

See accompanying notes to the condensed consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and cash flows for the three months ended March 31, 2012 have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	March 31, 2012	December 31, 2011	March 31, 2011

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
At cost:
Computer equipment	$-	$13,147
Leasehold improvement	-	47,533
Office equipment	-	30,133
Furniture	-	11,632
Site display system	-	10,640
	-	113,085
Less: Accumulated depreciation	-	(93,264)
Property, plant and equipment, net	-	19,821

Depreciation expenses for the three months ended March 31, 2012 and 2011 were analyzed as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Attributable to continuing operations	$-	$3,279
Attributable to discontinued operations	-	-
	-	3,279

Impairment loss of $19,821 was recognized for the Company’s property, plants and equipment during the three months ended March 31, 2012.

NOTE 5 – PROMISSORY NOTE

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

NOTE 6 – ADVANCE FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed terms of repayment

NOTE 7 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,136,751 and a working capital deficit of $420,294.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended March 31, 2012

The following table summarizes the result of our operation during the three months ended March 31, 2012
	Three months ended March 31,
	2012	2011	Increase (decrease)	% Change

Revenue	$38	$92	(54)	(58.70%)
Gross profit	38	92	(54)	(58.70%)
General & administrative	20,918	15,084	5,834	38.68%
Loss from operations	(20,880)	(14,992)	(5,888)	39.27%
Provision for taxation	-	-	-	N/A
Discontinued operations	-	165,423	(165,423)	(100.00%)
Net (loss) / income	$(20,880)	$150,431	(171,311)	(113.88%)

General and administrative expenses

General and administrative expenses increased from $15,084 in the three months of 2011 to $20,918 for the same period of 2012, representing an increase of $5,834 or 39.27%. The increase was mainly due to impairment of properties, plant and equipment $19,821 offset by decrease in operating expenses $13,987 in 2012.

Net (loss) / income

Net loss was $20,880 for the three months ended March 31, 2012 as compared to net income of $150,423 for the same period 2011. The decrease of net income was mainly attributable to a net income of $115,468 generated from discontinued operations for the three months ended March 31, 2011.

Liquidity and Capital Resources from operations

Cash

Our cash balance at March 31, 2011 and 2012 was $0. The cash balances remain stable compared with the same period in 2011.

Cash flow

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2012 amounted to $1,097, comparing to net cash provided by operating activities of $25,625 in the same period of 2011.

Financing Activities

Net cash provided by financing activities was $1,097 for the three months ended March 31, 2012 over $82,710 of the net cash used in financing activities for the same period of 2011.

Working capital

Our net current liabilities increased by $1,097 to $420,517 at March 31, 2012 from $419,420 at December 31, 2011, the increase in net current liabilities was mainly due to increase in advance from shareholder for the period ended 2012.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,136,751 and a working capital deficit of $420,294.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities since last reported on the Company’s Form 10-K filed with the SEC on April 3, 2012.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: May 17, 2012	/s/ Zhi Jian Zeng
Zhi Jian Zeng
Chief Executive Officer

Dated: May 17, 2012	/s/ Huang Jian Nan
Huang Jian Nan
Chief Financial Officer