Form 10-Q
period 2012-06-30
Asian Trends Media Holdings, Inc
filed 2012-08-20
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	81,912,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Unaudited Condensed Consolidated Balance Sheets, June 30, 2012 and December 31, 2011
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Six Months ended June 30, 2012 and 2011
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011
Notes to the Unaudited Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis or Plan of Operation
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

PART II – OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	[Removed and Reserved]
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable	236	185
Total current assets	236	185

PROPERTY, PLANT & EQUIPMENT, NET	-	19,821

TOTAL ASSETS	$236	$20,006

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	17,387	17,387
Accrued expenses and other payables	257,712	256,412
Advances from shareholder	17,654	17,654
Notes payable	129,064	127,967
Total current liabilities	421,817	419,420

LONG-TERM LIABILITIES	-	-

TOTAL LIABILITIES	$421,817	$419,420

SHAREHOLDERS’ EQUITY
Common stock, Par value $0.001, 225,000,000 shares authorized; $0.01 par value; 81,912,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	81,912	81,912
Additional paid in capital	634,545	634,545
Accumulated deficits	(1,138,038)	(1,115,871)

TOTALSHAREHOLDERS’ EQUITY	(421,581)	(399,414)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$236	$20,006

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
CONTINUING OPERATIONS
REVENUES	$13	$62	$51	$154

COST OF SALES	-	-	-	-

GROSS PROFIT	13	62	51	154

EXPENSES
General and administrative (inclusive of depreciation)	1,300	5,577	2,397	20,661
Impairment of property, plant and equipment	-	-	19,821	-
TOTAL OPERATING EXPENSES	1,300	5,577	22,218	20,661

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,287)	(5,515)	(22,167)	(20,507)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,287)	$(5,515)	$(22,167)	$(20,507)

DISCONTINUED OPERATIONS
Net income	-	-	-	49,955
Gain on disposal of discontinued operations	-	-	-	115,468

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	$165,423

NET(LOSS) / INCOME FOR THE PERIOD	$(1,287)	$(5,515)	$(22,167)	$144,916

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE (LOSS) / INCOME FOR THE PERIOD	$(1,287)	$(5,515)	$(22,167)	$144,916

LOSS PER SHARE, BASIC AND DILUTED – CONTINUING OPERATIONS	$(0.00)	(0.00)	$(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	81,912,000	81,912,000	81,912,000	86,065,569

See accompanying notes to the condensed consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss from continuing operations	$(22,167)	$(20,507)
Depreciation	-	6,557
Impairment of property, plant and equipment	19,821
Changes in operating assets and liabilities:	-
Increase in accounts receivable	(51)	(154)
Decrease /(Increase) in prepaid expenses and other receivables	1,300	18,955
Increase in accounts payable	-	849
(Decrease) /Increase in accrued expenses and other payables	-	(12,976)
Net cash used in continuing operating activities	(1,097)	(7,276)
Net cash provided by discontinued operating activities	-	32,901
Net cash used in / provided by operating activities	(1,097)	25,625

Cash flows from investing activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	(188,817)
Net cash used in investing activities	-	(188,817)

Cash flows from financing activities
Increase in advance from a shareholder	1,097	(82,710)
Net cash provided by / (used in) continuing financing activities	1,097	(82,710)
Net cash provided by discontinued financing activities	-	-
Net cash provided by / (used in) financing activities	1,097	(82,710)

Net (decrease) /increase in cash and cash equivalents
Continuing operations	-	(89,986)
Discontinued operations	-	(155,916)
	-	(245,902)
Cash and cash equivalents at beginning of period
Continuing operations	-	89,986
Discontinued operations	-	155,916
	-	245,902
Cash and cash equivalents at end of period
Continuing operations	-	-
Discontinued operations	-	-
	$-	$-
Non cash financing activities:
Forfeiture of common stocks in disposal of subsidiaries	$-	$22,147
Cancellation of shares	-	256,412

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

The Company assigned the LCD flat-panel televisions and LCD billboards advertisement operations to Great China Media Limited (the “Assignee”), and in return the Assignee shall pay 5% of the gross proceeds from the business to the Company. Revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured. The assignee was disposed the operations on April 10, 2012.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, results of operations and cash flows for the six months ended June 30, 2012 have been made. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

For continuing operations, the Company is principally engaged in operating LCD flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime. On December 15, 2010, the Company assigned the operations to the assignee, and in return the assignee shall pay 5% of the gross proceeds from the business to the Company.

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
	June 30, 2012	December 31, 2011	June 30, 2011
Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g)	Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
At cost:
Computer equipment	$-	$13,147
Leasehold improvement	-	47,533
Office equipment	-	30,133
Furniture	-	11,632
Site display system	-	10,640
	-	113,085
Less: Accumulated depreciation	-	(93,264)
Property, plant and equipment, net	-	19,821

Depreciation expenses for the six months ended June 30, 2012 and 2011 were analyzed as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Attributable to continuing operations	$-	$6,557
Attributable to discontinued operations	-	-
	-	6,557

NOTE 5 – ADVANCE FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed terms of repayment

NOTE 6 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,138,038 and a working capital deficit of $421,581.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011.

The following table summarizes the results of our operations during the three-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase / (decrease) from the three-month period ended June 30, 2011 to the three-month period ended June 30, 2012.

	Three months ended June 30,
	2012	2011	Increase /(decrease)	% Increase /(decrease)
Revenue	$13	$62	$(49)	(79.03%)
Cost of sales	-	-	-	N/A
Gross profit	13	62	(49)	(79.03%)
General & administrative	1,300	5,577	(4,277)	(76.69%)
Net Loss from operations	(1,287)	(5,515)	(4,228)	(76.66%)
Net Income from disposal of discontinued operations	-	-	-	N/A
Provision for taxation		-	-	N/A
Net loss	(1,287)	(5,515)	(4,228)	(76.66%)

General and administrative expenses

General and administrative expenses decreased from $5,577 in the three months of 2011 to $1,300 for the same period of 2012, representing a decrease of $4,277 or 76.69%.

Net income

Net loss for the three months ended June 30 of 2012 was $1,287 as compared to net loss for the same period in 2011 of $5,515.

Results of Operations – Six months Ended June 30, 2012 as compared to six months ended June 30, 2011.

The following table summarizes the results of our operations during the three-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2011.

	Six months ended June 30,
	2012	2011	Increase /(decrease)	% Increase /(decrease)
Revenue	$51	$154	$(103)	(66.88%)
Cost of sales	-	-	-	N/A
Gross profit	51	154	(103)	(66.88%)
General & administrative	22,218	20,661	1,557	7.54%
Net Loss from operations	(22,167)	(20,507)	(1,660)	(8.09%)
Net Income from disposal of discontinued operations	-	165,423	(165,423)	(100.00%)
Provision for taxation		-	-	N/A
Net loss	(22,167)	144,916	(167,083)	(115.30%)

General and administrative expenses

General and administrative expenses increased from $20,661 in the six months of 2011 to $22,218 for the same period of 2012, representing an increase of $1,557 or 7.54%.

Net income

Net loss for the six months ended June 30 of 2012 was $22,167 as compared to net income for the same period in 2011 of $144,946.

Liquidity and Capital Resources from operations

Cash

Our cash balance at June 30, 2012 was $0, compared with our cash balance of $0 as at June 30, 2011. The cash balances remain stable compared with the same period in 2011.

Cash flow

Operating Activities

Net cash used in operating activities during the six months ended June 30 of 2012 amounted to $1,097 comparing net cash provided by operating activities of $25,625 in the same period of 2011.

Working capital

Our net current liabilities increased by $83,297 to $421,581 at June 30, 2012 from $338,284 at June 30, 2011.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,138,038.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: August 10, 2012	By:	/s/ ZHI JIAN ZENG
Zhi Jian Zeng
Chief Executive Officer

Dated: August 10, 2012	By:	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer