Form 10-Q/A
period 2012-06-30
Asian Trends Media Holdings, Inc
filed 2012-09-12
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
 (Mark One)

☐☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   No 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Non-accelerated filer 
Accelerated filer  (do not check if smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No 
State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2012, are as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	81,912,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

TABLE OF CONTENTS
Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 as filed with the Securities and Exchange Commission by the registrant on August 14, 2012, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: September 11,, 2012	By:	/s/ ZHI JIAN ZENG
Zhi Jian Zeng
Chief Executive Officer

Dated: September 11, 2012	By:	/s/ HUANG JIAN NAN
Huang Jian Nan
Chief Financial Officer