Form 10-K/A
period 2010-12-31
Asian Trends Media Holdings, Inc
filed 2013-01-04
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Mark one)
☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No.000-52020

ASIAN TRENDS MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	90-0201309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1902, 19th Floor, Tower II
Kodak House, Quarry Bay, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-2102-0100

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☐

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☐

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

Large accelerated filer. ☐	Accelerated filer ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Sales and Marketing

The Company has sales and marketing campaign as follows:

☐Cold calling potential customers

☐Meeting regularly with customers to plan the advertisement schedule

☐Advising the total marketing solutions to customers

☐Arranging the date for broadcasting

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

☐
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

☐
Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
☐
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

☐
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

Working capital and going Concern

As of December 31, 2010, we have accumulated deficits of $1,173,281, a negative working capital of $215,613, and also recorded a net loss from the continuing operations of $500,992 for the year then ended.

As of December 31, 2010 we may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of our investors, directors and/or stockholders. We intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31,
	2010	2009
REVENUE	$587,354	$2,471

COST OF SALES	495,758	(34,529)

GROSS PROFIT (LOSS)	91,596	(32,058)

EXPENSES
General & administrative	605,063	379,135

TOTAL OPERATING EXPENSES	605,063	379,135

OPERATING LOSS	(513,467)	(411,193)

OTHER INCOME	12,475
		-

TOTAL OTHER INCOME	12,475	-

LOSS BEFORE TAXES	$(500,992)	$(411,193)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(500,992)	(411,193)

OTHER COMPREHENSIVE INCOME	-	-

COMPREHENSIVE LOSS	$(500,992)	$(411,193)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	97,281,614	81,912,000

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

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	(500,992)	(411,193)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	36,616	38,587
Loss on disposal	1,981	-
Goodwill impaired	76,950	-
Changes in operating assets and liabilities:
Decrease in accounts receivables	32,932	-
(Increase) Decrease in other receivables and deposits	142,603	(67,551)
(Decrease) Increase in accounts payable	(118,971)	82,906
Increase in unearned revenue	(44,881)	-
Increase (Decrease)in accrued expenses and other payables	202,259	(4,262)
Net cash used in operating activities	(171,503)	(361,513)

Cash Flows From Investing Activities:
Cash acquired through acquisition of subsidiary	22,514	-
Purchase of property, plant and equipment	-	(5,482)
Net cash used in investing activities	22,514	(5,482)

Cash Flows From Financing Activities:
Capital contributed by shareholder	-	129,498
Advances from shareholder	155,327	-
Issuance of common stock	239,280	4,092
Net cash provided from financing activities	349,607	133,590

Net (decrease) increase in cash and cash equivalents	245,618	(233,405)

Cash and cash equivalents at Beginning of Year	284	233,689

Cash and cash equivalents at the End of Year	245,902	284

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

For the LCD flat-panel televisions and LCD billboards advertisement operations, revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured.

For the project and artist management operations, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

NOTE 8 – ACQUISITION

On August 31, 2010, the Company acquired 100% equity interest of GME which is a Hong Kong company that specializes in project and artist management from its original shareholders including Lam Wai Hon Johnson, Kwong Kwan Yin Roy, Dragon Billion International Limited and Wong Wing Fung Charlie by issuing 22,147,810 shares as consideration. The shares issued were valued at par value of $0.001 per share because there was no established market for the Company’s shares as of and during August 31, 2010. The acquisition was negotiated in an arms length transaction and both parties agreed to the value of the net assets acquired as the par value of the issued shares.A summary of the fair market value of the assets and liabilities at the acquisition date and income statement of GME for the year ended 31 December 2010  were as follows:

(i)  Summary of assets and liabilities

Current Assets
Cash and cash equivalents	$22,514
Accounts receivables	208,465
Other receivables	57,583
Total current assets	288,562
Non-current Assets
Property and equipment	6,771
Total non-current assets	6,771
TOTAL ASSETS	$295,333

Current Liabilities
Accounts payables	$59,183
Other payables	200,910
Advances from shareholders	34,393
Unearned revenue	55,650
TOTAL LIABILITIES	350,136

NET LIABILITIES	$(54,803)

Value of shares issued	$22,147
Total consideration	$22,147

Net liabilities acquired	(54,803)
Goodwill	76,950
Total consideration	$22,147

(ii)  Summary of income statement

	Result for the year ended December 31, 2010	Pre acquisition period from January 1, 2010 to August 30, 2010	Activity from August 31,2010 (Date of acquisition)to December 31, 2010
Revenue	1,172,003	584,943	$587,060
Gross margin	302,064	210,468	91,596
Income before provision for income taxes	(94,902)	(46,402)	(48,500)
Net income	(94,902)	(46,402)	(48,500)

The goodwill is recognized due to the expected synergies provided by the GME to the Company’s principal operations.

At the date of acquisition of GME, management made its best estimate of the allocation of the fair value and has categorized the value of $76,950 attributed to goodwill for acquisition. Management considers that the goodwill for acquisition is fully impaired due to the prudence accounting principal.

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

NOTE 11 - COMMON STOCK AND WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

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

The calculation of common stock at December 31, 2010 and weighted average number of shares for the year ended December 31,, 2010 is illustrated as follows:

	Number of shares	Weighted average number of shares
At January 1, 2010	81,912,000	81,912,000
Issuance of shares during the year for raising capital	13,652,000	7,966,784
Issuance of share on August 31, 2010 for acquisition of GME	22,147,810	7,402,830
At December 31, 2010	117,711,810	97,281,614

Weighted average number of shares for the year ended December 31,, 2009 was 81,912,000.

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Operating lease commitments

As of December 31, 2010, the Company had a non-cancelable operating lease with a third party for its office. The expected annual lease payments under this operating lease is as follows:

As of December 31, 2010

For the year ended December 31, 2011	$79,008
For the year ended December 31, 2012	46,088
Total	$125,096

NOTE 13 - GOING CONCERN

As of December 31, 2010, the Company has accumulated deficits of $1,173,281, a negative working capital of $215,613, and also recorded a net loss from the continuing operations of $500,992 for the year then ended.

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

NOTE 14 - SUBSEQUENT EVENTS

On January 21, 2011, the Company sold GME back to the original shareholders of GME.

NOTE 15 – PROFORMA COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
		2010				2009
	As reported	GME pre-acquisition result	Adjustment	Pro Forma	As previously reported	GME	Pro Forma
REVENUE	$587,354	$584,943	$-	$1,172,297	$2,471	$766,753	$769,224

COST OF SALES	495,758	374,475	-	870,233	34,529	394,862	429,391

GROSS PROFIT (LOSS)	91,596	210,468	-	302,064	(32,058)	371,891	339,833

EXPENSES
General & administrative	605,063	261,339	(76,950)	789,452	379,135	411,411	790,546

TOTAL OPERATING EXPENSES	605,063	261,339	(76,950)	789,452	379,135	411,411	790,546

OPERATING (LOSS) / INCOME	(513,467)	(50,871)	76,950	(487,388)	(411,193)	(39,520)	(450,713)

OTHER INCOME	12,475	4,469	-	16,944	-	-	-

TOTAL OTHER INCOME	12,475	4,469	-	16,944	-	-	-

LOSS BEFORE TAXES	(500,992)	(46,402)	76,950	(470,444)	(411,193)	-	(450,713)

PROVISION FOR INCOME TAXES	-	-	-	-	-	-	-

NET LOSS	$(500,992)	$(46,402)	$76,950	$(470,444)	$(411,193)	$(39,520)	$(450,713)

OTHER COMPREHENSIVE INCOME	-	-	-	-	-	7	7

COMPREHENSIVE LOSS	$(500,992)	(46,402)	76,950	(470,444)	$(411,193)	(39,513)	(450,706)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	N/A	N/A	(0.00)	$(0.01)	N/A	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	97,281,614	N/A	N/A	104,059,810	81,912,000	N/A	104,059,810

The pro forma combined statements of operation are based upon the historical consolidated statements of operations of the Company and GME and have been prepared as if the acquisition had occurred on January 1, 2009. The statements are based on accounting for business acquisition, whereby the Company will be the surviving corporate entity and GME is a wholly subsidiary of the Company.

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
☐
Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
☐
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

☐
Full compliance with applicable government laws, rules and regulations;
☐
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
☐
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

Asian Trends Media Holdings, Inc

By:	/s/ ZhiJianZeng
ZhiJianZeng
Chief Executive Officer
Dated: January 2, 2013

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

ZhiJianZeng	Chief Executive Officer	January 2, 2013
/s/ ZhiJianZeng

Huang Jian Nan	Chief Financial Officer	January 2, 2013
/s/ Huang Jian Nan