Form 10-K
period 2012-12-31
Asian Trends Media Holdings, Inc
filed 2013-04-15
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

Form 10-K
(Mark one)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: 852-2882-7026

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
Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2012: N/A.

Number of the issuer’s Common Stock outstanding as of April 12, 2013: 81,912,000

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
Jan 2011                      Office moved to 203 Hankow Center, Tsimshatsui, Hong Kong

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

Major Competitors

There are two major prevailing contenders in Hong Kong: Roadshow and Focus Media Hong Kong.

Roadshow is a listed company on Hong Kong Stock Exchange with stock code 888.  Roadshow is engaged in multi-media on-board advertising aimed at passengers riding public transit vehicles in Hong Kong.  They have approximately 4,800 public transit vehicles equipped with their system.

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

(23)  We depend on the leadership and services of Zhi Jian, Zeng who is our founder, chairman, and chief executive officer, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Zhi Jian, Zeng our founder, chairman and chief executive officer. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, many of our clients and landlords and property managers of the locations in our network. We do not maintain key-man life insurance for Mr. Zeng.  If he is unable or unwilling to continue in his present position or if he joins a competitor or forms a competing company, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Exchange under the symbol “ATDH.PK”.

	High	Low

Fiscal Year 2013
First quarter, ended March 31, 2013	$0.01	$0.01

Fiscal Year 2012
Fourth quarter ended December 31, 2012	0.0001	0.01
Third quarter ended September 30, 2012	0.0001	0.0001
Second quarter ended June 30, 2012	0.0001	0.0001
First quarter, ended March 31, 2012	0.05	0.0001

Fiscal Year 2011
Fourth quarter ended December 31, 2011	0.05	0.05
Third quarter ended September 30, 2011	0.05	0.05
Second quarter ended June 30, 2011	0.05	0.05
First quarter, ended March 31, 2011	0.05	0.05

Approximate Number of Equity Security Holders
On April 12, 2013, the Company's common stock had a closing price quotation of $0.01. As of April 12, 2013, there were approximately 39 certificate holders of record of the Company’s common stock.

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

Results of Continuing Operation- Twelve Months Ended December 31, 2012

The following table summarizes the result of our operation during the twelve months ended December 31, 2012 and 2011:-

	For the year ended December 31,
	2012	2011
Revenue	$64	$185
General & administrative	(24,818)	(108,941)
Loss from operations	(24,754)	(108,756)
Other income	-	-
Provision for taxation	-	-
Net (loss)	(24,754)	(108,756)

Revenues

Revenue for the twelve months ended December 31, 2011 was $64, representing a $121 decrease when compared to $185 for the same period last year.  This decrease was due to a deduction in scale of operation.

General and administrative expenses

General and administrative expenses decreased from $108,941 in 2011 to $24,818 in 2012 due to a deduction in scale of operation.

Loss before tax

As a result of the above reasons, loss before income taxes for the twelve months ended December 31, 2012 was $24,754.

Liquidity and Capital Resources

As of December 31, 2012, we had $0 cash and cash equivalents.   Liabilities at December 31, 2012 totaled $424,417, and consisted mainly of $256,412 in notes payables, $129,064 in shareholders’ loans, $17,387 in Accounts Payable, and $21,554 in accrued expenses.

As of December 31, 2012, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position in Continuing Operation

	Twelve months ended December 31,
	2011	2010
Net cash used in operating activities	$(1,097)	$(28,232)
Net cash generated from/(used in) financing activities	1,097	(61,754)
Net decrease in cash and cash equivalents	-	(89,986)

Cash flows from operating activities

Net cash used in operating activities was $1,097 for the twelve months ended December 31, 2012. It was mainly attributable to net loss for the year.

Cash flows from financing activities

Net cash provided by financing activities for the twelve months ended December 31, 2012 was $1,097. It was due to the increase of shareholders’ advance.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2012, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No.2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2012 begin on the next page

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2013, we dismissed Madsen & Associates CPA, Inc. as our independent registered public accounting firm, and appointed Albert Wong & Co, CPA, as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013. In connection with the change in accountants, there have been no disagreements as required by this item.

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

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 under the criteria set forth in the in Internal Control—Integrated Framework.

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

ITEM 9B.    OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asian Trends Media Holdings, Inc. and subsidiaries
Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Asian Trends Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and the related statements of operations and comprehensive income, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Albert Wong & Co. CPA
Albert Wong & Co. CPA
April 12, 2013
Hong Kong, China

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
Assets
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable	249	185
Total current assets	249	185

Property, plant & equipment, net of accumulated depreciation	-	19,821

Total assets	$249	$20,006

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	17,387	17,387
Accrued expenses and other payables	21,554	17,654
Advances from shareholders	129,064	127,967
Notes payable	256,412	256,412
Total current liabilities	424,417	419,420

Total liabilities	$424,417	$419,420

Stockholders’equity
Common stock, par value $0.001, 225,000,000 shares authorized; 81,912,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	81,912	81,912
Additional paid in capital	634,545	634,545
Accumulated deficit	(1,140,625)	(1,115,871)

Total stockholders’ equity	(424,168)	(399,414)

Total liabilities and stockholders’ equity	$249	$20,006

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Continuing operations
Revenue	$64	$185
Cost of sales	-	-

Gross profit	64	185

Expenses
General & administrative	4,997	108,941
Impairment of property, plant and equipment	19,821	-
TOTAL OPERATING EXPENSES	24,818	108,941

Loss before taxes	(24,754)	(108,756)

Provision for income taxes	-	-

Net loss from continuing operations	(24,754)	(108,756)

Discontinued operations
Net income	-	50,698
Gain on disposal of discontinued operations	-	115,468

Net income from discontinued operations	-	166,166

Net (loss)/income for the year	$(24,754)	$57,410

Other comprehensive income	-	-

Comprehensive (loss)/income	$(24,754)	$57,410

Net loss per share, basic and diluted – continuing operations	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	81,912,000	83,971,716

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficits	Total equity

Balance at January 1, 2011	117,711,810	$117,711	$877,305	(1,173,281)	(178,265)

Disposal of subsidiaries by forfeiture of shares	(22,147,810)	(22,147)	-	-	(22,147)
Cancellation of shares	(13,652,000)	(13,652)	(242,760)	-	(256,412)
Net loss for the year	-	-	-	57,410	57,410
Balance at December 31, 2011 and January 1, 2012	81,912,000	$81,912	$634,545	$(1,115,871)	(399,414)
Net loss for the year	-	-	-	(24,754)	(24,754)

Balance at December 31, 2012	81,912,000	$81,912	$634,545	$(1,140,625)	(424,168)

See accompanying notes to the consolidated financial statements

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Operating activities
Cash flows from continuing operating activities:
Net loss from continuing operations	$(24,754)	$(108,756)
Adjustments to reconcile net loss to net cash used byoperating activities:
Depreciation	-	13,112
Allowance for doubtful accounts	-	47,009
Impairment of property, plant and equipment	19,821	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(64)	(185)
Decrease in other receivables and deposits	-	18,941
Increase in accounts payable	-	849
Increase in accrued expenses and other payables	3,900	798
Net cash used in continuing operating activities	(1,097)	(28,232)
Net cash used in discontinued operating activities	-	32,901
Net cash generated from/(used in) operating activities	(1,097)	4,669

Investing activities
Cash flows from continuing investing activities	-	-
Cash flows from discontinued operating activities	-	-
Net cash generated from investing activities	-	-

Financing activities
Cash flows from continuing financing activities
Increase/(decrease) in advances from shareholders	1,097	(61,754)
Net cash generated from/(used in) continuing operating activities	1,097	(61,754)
Net cash used in discontinued operating activities	-	-
Net cash (used in) provided from financing activities	1,097	(61,754)

Net (decrease)/increase in cash and cash equivalents
-From continuing operations	-	(89,986)
-From discontinued operations	-	32,901
	-	(57,085)

Cash and cash equivalents at beginning of year
-From continuing operations	-	89,986
-From discontinued operations	-	155,916
	-	245,902

Cash and cash equivalents at the end of year
-From continuing operations	-	-
-From discontinued operations	-	188,817
	-	188,817

Major non-cash transactions
Forfeiture of common stocks in disposal of subsidiaries	-	22,147
Cancellation of shares	-	256,412

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

The project and artist management are reported as discontinued operations. The comparative amounts in consolidated statements of income and consolidated statements of cash flows that attributable to the discontinued operations are reclassified to confront to current year’s presentation.

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

The depreciation expense attributable to continuing operations for the years ended December 31, 2012 and 2011 amounted to $0 and $13,112, respectively.

(e) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the year ended December 31, 2011.  During the year ended December 31, 2012, the Company impaired property, plant and equipment of $19,821. The amount was charged to operation as a general and administrative expense for the year then ended.

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

The corporate income tax rates applicable to subsidiaries incorporated in BVI and Hong Kong for the years ended December 31, 2012 and 2011 were 0% and 16.5%

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by Hong Kong.

BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

The Company has no income tax expense for year ended December 31, 2012 and 2011respectively.There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(g) Fair value of financial instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable, other payable, accrued expenses, advances from shareholders and notes payable approximate to their fair values because of the short maturity of these items.

(h) Revenue recognition

For continuing operations, the Company assigned the LCD flat-panel televisions and LCD billboards advertisement operations to Great China Media Limited (the “Assignee”), and in return the Assignee shall pay 5% of the gross proceeds from the business to the Company.Revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2012 and 2011, there was no dilutive security outstanding.

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

(k) Comprehensive income

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

(l) Foreign currency translation

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

	2012	2011

Period/year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n) Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No.2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2012	2011
At cost:
Computer equipment	$13,147	$13,147
Leasehold improvements	47,533	47,533
Office equipment	30,133	30,133
Furniture	11,632	11,632
Site display system	10,640	10,640
	113,085	113,085
Less: Accumulated depreciation	(93,264)	(93,264)
Impairment of property, plant and equipment	(19,821)	-
	$-	$19,821

Depreciation expenses for years ended December 31, 2012 and 2011 were analyzed as follows:

	2012	2011
Attributable to continuing operations	$-	$13,112
Attributable to discontinued operations	-	-
	$-	$13,112

Impairment losses recognized during the years ended December 31, 2012 and 2011 were $19,821 and $0, respectively.

NOTE 5 – NOTES PAYABLE

The note payable of $256,412 assigned to London Castle Holdings Limited is unsecured, interest free and have no fixed term of repayment.

Mr. Huang Jian Nan is the sole shareholder of London Castle Holdings Limited and is a director of the Company. This was a related-party transaction.

NOTE 6 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed terms of repayment.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2012, the Company has accumulated deficits of $1,140,625, a negative working capital of $424,168, and also recorded a net loss for continuing operations of $24,754 for the year then ended.

As of December 31, 2012, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8– SUBSEQUENT EVENTS

On March 20, 2013, the company amended its Articles of Incorporation and changed the company name to YUS INTERNATIONAL GROUP LIMITED (the “Amendment”). In the same day, the company approved to enact a one hundred-for-one (100:1) reverse split of the Company’s common stock (the “Action”). The amendment and the action will become effective upon filing with the Secretary of the State of Nevada in accordance with the relevant sections of the Nevada Revised Statutes.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2011 is as follows:

Name	Age	Title
Jian Nan, Huang	45	Director
Zhi Jian, Zeng	47	CEO and director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Jian Nan, Huang
 Following his graduation from high school in 1983, Mr. Huang, age 45, worked in the Sales Department of Fe Shan Shan Shui Tower Manufacturing Co. until 1990.  From 1990 until 1998, Mr. Huang worked in the Sales Department at Shan Shui Jian Li Bao Packaging Company Limited.  Since 1999, Mr. Huang has been working at Dongguan Great East Packaging Co. Ltd. where he is currently the Deputy General Manager.

Zhi Jian, Zeng
Mr. Zeng, age 47, completed his undergraduate work in professional accounting in China and is currently a professional accountant in China.  Mr. Zeng has over twenty years of finance and accounting experience and has served as a senior finance and accounting professional to several Chinese companies.  From 1981-86 he was Accountant at the Food bureau of Loudi City of Hunan Province in China.  From 1986 to 1995 he was Assistant Manager and then the Finance Manager of Foreign Tea Company at Shaoyang City of Hunan Province.  He worked briefly in 1996-97 at Jinda Plastics and Metals Products (Shenzhen) as Head of Accounting.  From 1997 to 2005 he worked at the Great East Packaging Holding Limited where started as the finance Manager and was promoted to the post of Financial Controller.

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

ITEM 11.     EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2012 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2012 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2012, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

(1) The percent of class is based on 81,912,000 shares of common stock issued and outstanding as of April 12, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On April 9, 2013, we dismissed Madsen & Associates CPA, Inc. (“Madsen”) as our independent registered public accounting firm, and appointed Albert Wong & Co, CPA (“Wong”), as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013. The above decision was approved by our Board of Directors.  During our fiscal years ended December 31, 2011, 2012 and through April 12, 2013, we did not consult with both Wong and Madsen on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and they did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We paid the following fees to its auditors during its fiscal years ended December 31, 2012 and 2011:

	Madsen	Wong

2012	$3,900	3,500
2011	6,400	0

Audit Related Fees

For our fiscal year ended December 31, 2012 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2012.

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

Audit-Related Services Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

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
Dated: April 12, 2013

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Zhi Jian Zeng
Zhi Jian Zeng	Chief Executive Officer	April 12, 2013

/s/ Huang Jian Nan
Huang Jian Nan	Chief Financial Officer	April 12, 2013