Form 10-Q
period 2013-03-31
Asian Trends Media Holdings, Inc
filed 2013-05-15
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Accounts receivable	$-	$249
Total current assets	-	249
Total assets	$-	$249

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$17,387	$17,387
Accrued expenses and other payables	25,054	21,554
Advances from shareholder	129,064	129,064
Note payable	256,412	256,412
Total current liabilities	427,917	424,417

Total liabilities	$427,917	$424,417

Shareholders’ equity
Common stock, Par value $0.001, 225,000,000 shares authorized; $0.01 par value; 81,912,000 shares issued and outstanding as of March 31, 2012 and December 31 2011, respectively	81,912	81,912
Additional paid in capital	634,545	634,545
Accumulated deficit	(1,144,374)	(1,140,625)
Total shareholders’ equity	(427,917)	(424,168)

Total liabilities and shareholders’ equity	$-	$249

See accompanying notes to the condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2013	2012

REVENUES	$-	$38

COST OF SALES	-	-

GROSS PROFIT	-	38

EXPENSES
General and administrative	3,749	1,097
Impairment of property, plant and equipment	-	19,821
TOTAL OPERATING EXPENSES	3,749	20,918

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,749)	(20,880)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FOR THE PERIOD	$(3,749)	$(20,880)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(3,749)	$(20,880)

INCOME PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	81,912,000	81,912,000

See accompanying notes to the condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities
Cash flows from continuing operating activities
Net loss	(3,749)	(20,880)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Impairment of property, plant and equipment	-	19,821
Changes in operating assets and liabilities:
(Decrease)/Increase in accounts receivables	249	(38)
Increase in accounts payable	-	-
Decrease in other receivables and deposits	-	-
Increase in accrued expenses and other payables	3,500	-
Net cash used in continuing operating activities	-	(1,097)
Net cash provided by discontinued operating activities	-	-

Net cash used in operating activities	-	(1,097)

Cash flows from financing activities
Cash flows from continuing financing activities
Advances from a shareholder	-	1,097
Net cash provided by continuing financing activities	-	1,097
Net cash used in discontinued financing activities	-	-

Net cash provided by financing activities	-	1,097

Net decrease in cash and cash equivalents
Continuing operations	-	-
Discontinued operations	-	-
	-	-

Cash and cash equivalents at beginning of year
Continuing operations	-	-
Discontinued operations	-	-
	-	-

Cash and cash equivalents at end of year
Continuing operations	-	-
Discontinued operations	-	-
	$-	$-

See accompanying notes to the condensed consolidated financial statements.

ASIAN TRENDS MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware.

At the beginning of 2010, The Company was principally engaged in operating liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime. On August 31, 2010 the Company acquired 100% ownership of Global Mania Empire Management Limited (“GME”) from its shareholders with a consideration of 22,147,810 shares. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to the original shareholders by receiving 22,147,810 shares of the Company’s common stock.

The Company assigned the LCD flat-panel televisions and LCD billboards advertisement operations to Great China Media Limited (the “Assignee”), and in return the Assignee shall pay 5% of the gross proceeds from the business to the Company. Revenue is recognized in arrears on a quarterly basis and when collectability is reasonably assured.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and cash flows for the three months ended March 31, 2013 have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

	March 31, 2013	December 31, 2012	March 31, 2012

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 - PROMISSORY NOTE

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

NOTE 5 – ADVANCE FROM SHAREHOLDERS

The advances from shareholders are unsecured, interest free and have no fixed terms of repayment

NOTE 6 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,144,374 and a working capital deficit of $427,917.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended March 31, 2013

The following table summarizes the result of our operation during the three months ended March 31, 2013

	Three months ended March 31,
	2013	2012	Increase (decrease)	%Change

Revenue	$-	$38	(38)	(100.00%)
Gross profit	-	38	(38)	(100.00%)
General & administrative	3,749	20,918	(17,169)	(82.08%)
Loss from operations	(3,749)	(20,880)	(17,131)	(82.05%)
Income tax expenses	-	-	-	N/A
Net loss for the period	$(3,749)	$(20,880)	(17,131)	(82.05%)

General and administrative expenses

General and administrative expenses decreased from $20,918 in the three months of 2012 to $3,749 for the same period of 2013, representing a decrease of $17,169 or 82.08%. The decrease was mainly due to impairment of properties, plant and equipment $19,821 in 2012 offset by the bad debt expenses $249 and the increase of other operating expenses of $2,403.

Net loss

Net loss was $3,749 for the three months ended March 31, 2013 as compared to net income of $20,880 for the same period 2012. The decrease of net loss was mainly attributable to a net decrease of $17,131 general & administrative expenses for the three months ended March 31, 2013.

Liquidity and Capital Resources from operations

Cash

Our cash balance at March 31, 2013 and 2012 was $0. The cash balances remain stable compared with the same period in 2012.

Cash flow

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2013 amounted to $0, comparing to net cash used in operating activities of $1,097 in the same period of 2012.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2013 over $1,097 of the net cash provided by financing activities for the same period of 2012.

Working capital

Our net current liabilities increased by $3,749 to $427,917 at March 31, 2012 from $424,168 at December 31, 2012, the increase in net current liabilities was mainly due to increase of $3,500 in accrued expenses and decrease of $249 in account receivable during the three months ended March 31, 2013.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $1,144,374 and a working capital deficit of $427,917.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities since last reported on the Company’s Form 10-K filed with the SEC on April 15, 2013.

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

ASIAN TRENDS MEDIA HOLDINGS, INC.

Dated: May 15, 2013	/s/ Zhi Jian Zeng
Zhi Jian Zeng
Chief Executive Officer

Dated: May 15, 2013	/s/ Huang Jian Nan
Huang Jian Nan
Chief Financial Officer