Form 10-Q
period 2013-06-30
YUS INTERNATIONAL GROUP Ltd
filed 2013-08-19
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No.000-52020

YUS INTERNATIONAL GROUP LIMITED
( Exact name of small business issuer as specified in its charter)

NEVADA	90-0201309
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room A, Block B, 21/F
Billion Centre, 1 Wang Kwong Road
Kowloon Bay, Kowloon, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 852- 36986699

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐ The company does not have a website.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Accounts receivable	$-	$249
Total current assets	-	249
Total assets	$-	$249

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$-	$17,387
Accrued expenses and other payables	2,550	21,554
Advances from shareholders	-	129,064
Note payable	-	256,412
Total current liabilities	2,550	424,417

Total liabilities	$2,550	$424,417

Shareholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of June 30, 2013 and (81,912,000 shares) December 31 2012, respectively	681,912	81,912
Additional paid in capital	420,021	634,545
Accumulated deficit	(1,104,483)	(1,140,625)
Total shareholders’ deficit	(2,550)	(424,168)

Total liabilities and shareholders’ equity	$-	$249

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

REVENUES	$-	$13	$-	$51

COST OF SALES	-	-	-	-

GROSS PROFIT	-	13	-	51

OTHER REVENUE – Wavier of payables	42,441	-	42,441	-

EXPENSES
General and administrative (inclusive of depreciation)	2,550	1,300	6,299	2,397
Impairment of property, plant and equipment	-	-	-	19,821
TOTAL OPERATING EXPENSES	2,550	1,300	6,299	22,218

PROFIT/(LOSS) BEFORE TAXES	39,891	(1,287)	36,142	(22,167)

PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/(LOSS) FOR THE PERIOD	$39,891	(1,287)	36,142	(22,167)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$39,891	(1,287)	36,142	(22,167)

EARNING / (LOSS) PER SHARE, BASIC AND DILUTED	$0.005	(0.00)	$0.005	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,819,120	81,912,000	6,819,120	81,912,000

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net profit / (loss)	36,142	(22,167)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Gain on waiver of payables	(42,441)	-
Impairment of property, plant and equipment	-	19,821
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivables	249	(51)
Decrease in prepaid expenses and other receivables	-	1,300
Increase in accrued expenses and other payables	6,050	-
Net cash used in operating activities	-	(1,097)

Cash flows from financing activities
Advances from a shareholder	-	1,097
Net cash provided by financing activities	-	1,097

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	-

Other non-cash transactions
Capitalization of advances from shareholders	129,064	-
Capitalization of note payable	256,412	-
	385,476	-

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED
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

On March 20, 2013, the Board approved the change of the Company’s name to Yus International Group Limited and a one hundred-for-one (100:1) reverse stock split applying to all shares of common stock in the Company.

On April 29, 2013, the majority shareholder of the Company entered into a series of stock purchase agreements wherein the majority shareholder of the Company agreed to sell a total of 6,624,789 shares of common stock in the Company to 4 third party entities. On April 30, 2013, after the receipt of consideration and completion of all conditions precedent, the stock purchase agreements were completed and closed.

On May 16, 2013, Zhi Jian Zeng resigned as the Chief Executive Officer and director of the Company and Huang Jian Nan resigned as the Chief Financial Officer and director of the Company.

On May 16, 2013, Mr. Ho Kam Hang was appointed as the Chief Executive Officer of the Company and Dr. Chong Cheuk Man Yuki was appointed as the Chief Financial Officer of the Company. On that same date, the company appointed Mr. Yu Cheung Fai Alex, Ms. Chan Fuk Yu, Mr. Yu Man Lok and Mr. Yu Ka Wai as Directors of the Company.

The new Board of Directors has no intention to change the principal activities of the Company.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended June 30, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, results of operations for the three months and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013 have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

(d) Revenue Recognition

Revenue from rendering of service is recognised when the agency service is rendered.

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

	June 30, 2013	December 31, 2012	June 30, 2012

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – PROMISSORY NOTE

The promissory note of $256,412 payable to London Castle Holdings Limited, a company wholly owned by a former director, was capitalized as equity during the six months ended June 30, 2013.

NOTE 5 – ADVANCE FROM SHAREHOLDERS

The advances from shareholders of $129,064 were capitalized as equity during the six months ended June 30, 2013.

NOTE 6 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company has deficits in both shareholders’ equity and working capital of $2,550, respectively.

As of June 30, 2013 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended June 30, 2013

The following table summarizes the result of our operation during the three months ended June 30, 2013

	Three months ended June 30,		Increase
	2013	2012	(decrease)	% Change
Revenue	$-	13	(13)	100%
Gross profit	-	13	(13)	100%
Other Revenue	42,441	-	42,441	100%
General & administrative	(2,550)	(1,300)	1,250	96%
Profit/(Loss)from operations	39,891	(1,287)	41,178	N/A
Income tax expenses	-	-	-	-
Profit/(loss) for the period	$39,891	(1,287)	41,178	N/A

Other Revenue

Other revenue for the quarter ended June 30, 2013 represented wavier of accounts payable, accruals and other payable resulted from a change of controlling interests in the issued share capital of the Company.

General and administrative expenses

General and administrative expenses increased from $1,300 in the three months ended June 30, 2012 to $2,550 for the same period of 2013, representing an increase of $1,250 or 96%. The increase was mainly attributable to increase in professional fees.

Net profit/(loss)

Net profit was $39,891 for the three months ended June 30, 2013 as compared to net loss of 1,287 for the same period 2012. The increase of net profit was mainly attributable to the one-off wavier income as mentioned in “Other Revenue” paragraph.

Results of Operation – Six Months Ended June 30, 2013

The following table summarizes the result of our operation during the three months ended June 30, 2013

	Six months ended June 30,		Increase
	2013	2012	(decrease)	% Change
Revenue	$-	51	(51)	(100%)
Gross profit	-	51	(51)	(100%)
Other Revenue	42,441	-	42,441	100%
General & administrative	(6,299)	(2,397)	3,902	163%
Profit/(Loss)from operations	36,142	(22,167)	58,309	N/A
Income tax expenses	-	-	-	-
Profit/(loss) for the period	$36,142	(22,167)	58,309	N/A

Other Revenue

Other revenue for the six months ended June 30, 2013 represented wavier of accounts payable, accruals and other payable resulted from a change of controlling interests in the issued share capital of the Company.

General and administrative expenses

General and administrative expenses increased from $1,300 in the three months ended June 30, 2012 to $2,550 for the same period of 2013, representing an increase of $1,250 or 96%. The increase was mainly attributable to increase in professional fees.

Net profit/(loss)

Net profit was $36,142 for the six months ended June 30, 2013 as compared to net loss of $22,167 for the same period 2012. The increase of net profit was mainly attributable to the one-off wavier income as mentioned in “Other Revenue” paragraph.

Liquidity and Capital Resources from operations

Cash

Our cash balance at June 30, 2013 was $0. The cash balances remain stable compared with the same period in 2012.

Cash flow

Net cash used in operating activities during the six months ended June 30, 2013 amounted to $0, comparing to net cash used in operating activities of $1,097 in the same period of 2012.

Working capital

Our net current liabilities decreased by $421,867 to $2,550 at June 30, 2013 from $424,168 at December 31, 2012, the decrease in net current liabilities was mainly due to the debt conversions and wavier of accounts payable, accruals and other payable resulted from the change of controlling interest of the Company.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company has deficits in both shareholders’ equity and working capital of $2,550, respectively.

As of June 30, 2013 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities since last reported on the Company’s Form 10-Q filed with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUS INTERNATIONAL GROUP LIMITED

Dated: August 19, 2013	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: August 19, 2013	By:	/s/ Chong Cheuk Man Yuki
Chong Cheuk Man Yuki
Chief Financial Officer