Form 10-Q
period 2013-09-30
YUS INTERNATIONAL GROUP Ltd
filed 2013-11-19
CIK 1306035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets, September 30, 2013 and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Removed and Reserved	12
Item 5.	Other Information.	12
Item 6.	Exhibits	12
		12
SIGNATURES		13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Accounts receivable	$-	$249
Total current assets	-	249
Total assets	$-	$249

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$-	$17,387
Accrued expenses and other payables	3,000	21,554
Advances from shareholders	2,550	129,064
Note payable	-	256,412
Total current liabilities	5,550	424,417

Total liabilities	$5,550	$424,417

Shareholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of September 30, 2013 and (81,912,000 shares) December 31 2012, respectively	681,912	81,912
Additional paid in capital	420,021	634,545
Accumulated deficit	(1,107,483)	(1,140,625)
Total shareholders’ deficit	(5,550)	(424,168)

Total liabilities and shareholders’ equity	$-	$249

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES	$-	$13	$-	$64

COST OF SALES	-	-	-	-

GROSS PROFIT	-	13	-	64

OTHER REVENUE – Wavier of payables	-	-	42,441	-

EXPENSES
General and administrative (inclusive of depreciation)	3,000	1,300	9,299	3,697
Impairment of property, plant and equipment	-	-	-	19,821
TOTAL OPERATING EXPENSES	3,000	1,300	9,299	23,518

PROFIT/(LOSS) BEFORE TAXES	(3,000)	(1,287)	33,142	(23,454)

PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/(LOSS) FOR THE PERIOD	$(3,000)	(1,287)	33,142	(23,454)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$(3,000)	(1,287)	33,142	(23,454)

EARNING / (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$0.005	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,819,120	81,912,000	6,819,120	81,912,000

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net profit / (loss)	33,142	(23,454)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Gain on waiver of payables	(42,441)	-
Impairment of property, plant and equipment	-	19,821
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivables	249	(64)
Increase in accrued expenses and other payables	6,500	2,600
Net cash used in operating activities	(2,550)	(1,097)

Cash flows from financing activities
Advances from a shareholder	2,550	1,097
Net cash provided by financing activities	2,550	1,097

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	-

Other non-cash transactions
Capitalization of advances from shareholders	129,064	-
Capitalization of note payable	256,412	-
	385,476	-

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

After the change in control and management in the quarter ended June 30, 2013, the new management is still in the process of analyzing the previous business and operations of the Company and analyzing how to incorporate those principal operations into the future of the Company.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended September 30, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013, results of operations for the three months and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

(d) Revenue Recognition

Revenue from rendering of service is recognized when the agency service is rendered.

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

	September 30, 2013	December 31, 2012	September 30, 2012

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – PROMISSORY NOTE

The promissory note of $256,412 payable to London Castle Holdings Limited, a company wholly owned by a former director, was capitalized as equity during the nine months ended September 30, 2013.

NOTE 5 – ADVANCE FROM SHAREHOLDERS

The advances from shareholders of $129,064 were capitalized as equity during the nine months ended September 30, 2013.

NOTE 6 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company has deficits in both shareholders’ equity and working capital of $5,550, respectively.

As of September 30, 2013 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended September 30, 2013

The following table summarizes the result of our operation during the three months ended September 30, 2013

	Three months ended September 30,		Increase (decrease)
	2013	2012		% Change

Revenue	$-	13	(13)	100%
Gross profit	-	13	(13)	100%
Other Revenue	-	-	-	-
General & administrative	(3,000)	(1,300)	1,700	131%
Profit/(Loss)from operations	(3,000)	(1,287)	1,713	133%
Income tax expenses	-	-	-	-
Profit/(loss) for the period	$(3,000)	(1,287)	1,713	133%
General and administrative expenses

General and administrative expenses increased from $1,300 in the three months ended September 30, 2012 to $3,000 for the same period of 2013, representing an increase of $1,700 or 131%. The increase was mainly attributable to increase in professional fees.

Net loss

Net loss was $3,000 for the three months ended September 30, 2013 as compared to net loss of 1,287 for the same period 2012. The increase of net loss was mainly attributable to the increase in professional fees.

Results of Operation –Nine Months Ended September 30, 2013

The following table summarizes the result of our operation during the three months ended September 30, 2013

	Nine months ended September 30,		Increase
	2013	2012	(decrease)	% Change

Revenue	$-	64	(64)	(100%)
Gross profit	-	64	(64)	(100%)
Other Revenue	42,441	-	42,441	100%
General & administrative	(9,299)	(3,697)	5,602	152%
Profit/(Loss)from operations	33,142	(23,518)	56,660	N/A
Income tax expenses	-	-	-	-
Profit/(loss) for the period	$33,142	(23,454)	56,596	N/A

Other Revenue

Other revenue for the nine months ended September 30, 2013 represented wavier of accounts payable, accruals and other payable resulted from a change of controlling interests in the issued share capital of the Company.

General and administrative expenses

General and administrative expenses increased from $3,697 in the nine months of 2012 to $9,299 for the same period of 2013, representing an increase of $5,602 or 152%. The increase was mainly attributable to increase in professional fees.

Net profit/(loss)

Net profit was $33,142 for the nine months ended September 30, 2013 as compared to net loss of $23,454 for the same period 2012. The increase of net profit was mainly attributable to the one-off wavier income as mentioned in “Other Revenue” paragraph..

Liquidity and Capital Resources from operations

Cash

There was no cash balance at September 30, 2013.

Cash flow

Net cash used in operating activities during the nine months ended September 30, 2013 amounted to $2,550, comparing to net cash used in operating activities of $1,097 in the same period of 2012.

Working capital

Our net current liabilities decreased by $414,618 to $5,550 at September 30, 2013 from $424,168 at December 31, 2012, the decrease in net current liabilities was mainly due to the debt conversions and wavier of accounts payable, accruals and other payable resulted from the change of controlling interest of the Company.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company has deficits in both shareholders’ equity and working capital of $5,550, respectively.

As of September 30, 2013 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: November 19, 2013	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: November 19, 2013	By:	/s/ Chong Cheuk Man Yuki
Chong Cheuk Man Yuki
Chief Financial Officer