Form 10-K
period 2013-12-31
YUS INTERNATIONAL GROUP Ltd
filed 2014-04-15
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No.000-52020

YUS INTERNATIONAL GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

NEVADA	90-0201309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room A, Block B, 21/F
Billion Centre, 1 Wang Kwong Road
Kowloon Bay, Kowloon, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-36986699

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2013: N/A.

Number of the issuer’s Common Stock outstanding as of April 15, 2014: 6,819,120

Documents incorporated by reference: None.

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

On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited (“GME”) to acquire 100% ownership of GME from its shareholders. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to its original shareholders.

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

On April 9, 2014, Mr. Yu Man Lok resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same date, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

Business Overview and Operations

Since before the change of control on April 30, 2013, through Asian Trends, the Company provided one stop solutions for advertisers, including the brainstorming, storyboarding, production of commercials and advertisements and media planning. However, no business has been generated since January 1, 2013 up to the date of the change of control. Since then, the company became dormant and has remained so until the date of this report.

Business Plan

Our current business plan is to seek and identify appropriate business opportunity for development of our new line of business. We have no capital and must depend on the resources of our shareholders to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Our Board of Directors will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for business opportunity to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of our Board of Directors. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

●	Potential for future earnings and appreciation of value of securities;

●	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

●	Historical results of operation;

●	Liquidity and availability of capital resources;

●	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

●	Amount of debt and contingent liabilities; and

●	The products and/or services and marketing concepts of the target business

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities. We may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

As part of our investigation, our directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

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

Limited Operating History Makes Potential Difficult to Assess

We began operations of our commercial location network in July 2008. Accordingly, we have a very limited past operating history which you can evaluate the viability and sustainability of our future business and its acceptance by future consumers. The Company currently has no assets or financial resources. The Company will, in all likelihood, continue to sustain minimal operating expenses without corresponding revenues, at least until the commencement of a new business. This will most likely result in the Company incurring a small operating loss until the Company can start a new business. There is no assurance that the Company can identify such a new line of business in the near future.

There is No Agreement for A Business Combination and No Minimum Requirements for a Business Combination

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria in the past few years which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability

There is no assurance that the Company will start a favorable business. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business to Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Management, Limited Participation of Management

The Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring business opportunities and in making decisions regarding the Company’s operations. Because investors will not be able to evaluate the merits of possible future business opportunities by the Company, they should critically assess the information concerning the Company’s officers and directors. (See Management.)

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and © receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be A Scarcity of and/or Significant Competition For Business Opportunities and/or Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Limited or No Public Market Exists

There is currently a limited public market for the Company’s common stock and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Additional Risks Doing Business in a Foreign Country

The Company may effectuate business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains a mailing address at Room A, Block B, 21/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong. The Company’s telephone number there is +852 36986699. Other than this mailing address, the Company does not currently maintain any physical or other office facilities. The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by its shareholders. It is likely that the Company will not establish an physical office until it has commenced a new line of business, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Exchange under the symbol “YUSG”.

	High	Low
Fiscal Year 2013
Fourth quarter ended December 31, 2013	$1.25	$1.00
Third quarter ended September 30, 2013	1.00	1.00
Second quarter ended June 30, 2013	1.00	1.00
First quarter, ended March 31, 2013	1.00	1.00

Fiscal Year 2012
Fourth quarter ended December 31, 2012	$5.00	$0.01
Third quarter ended September 30, 2012	0.01	0.01
Second quarter ended June 30, 2012	0.01	0.01
First quarter, ended March 31, 2012	1.00	0.01

Approximate Number of Equity Security Holders

On December 31, 2013, the Company's common stock had a closing price quotation of $0.5. As of December 31, 2013, there were approximately 42 certificate holders of record of the Company’s common stock.

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

Results of Continuing Operation- Year Ended December 31, 2013

The following table summarizes the result of our operation during the twelve months ended December 31, 2013 and 2012:-

	For the year ended December 31,
	2013	2012
Revenue	$-	$64
Gross Profit	-	64
Other income	42,441	-
General & administrative	(17,349)	(24,818)
Profit/(loss) from operations	25,092	(24,754)
Income tax expenses	-	-
Profit/(loss) for the period	$25,092	$(24,754)

Revenues

Revenue for the twelve months ended December 31, 2013 was Nil, representing a 100% decrease when compared to $64 for the same period last year. There was a change of control in May 2013. Originally, the new management had no intention to change the principal activity of the Company. However, towards the end of 2013, it was realized that the new management was not in a position to continue the old line of business. As of date of this report, the management is actively seeking other profitable business opportunities for the company.

General and administrative expenses

General and administrative expenses decreased from $24,818 in 2012 to $17,349 in 2013. Included in the 2012 figure was an impairment loss for property, plant and equipment., amounting to $19,821. There was no such item in 2013. Increase in professional fees due to the change of controlling shareholders, directors and officers in April – May 2013 accounted for a majority of the remaining change.

Loss before tax

As a result of the above reasons, profit before income taxes for the year ended December 31, 2013 was $.25,092

Liquidity and Capital Resources

As of December 31, 2013, we had no cash and cash equivalents. Liabilities at December 31, 2013 totaled $13,600, and consisted mainly of $5,550 in shareholders’ loans and $8,050 in accrued expenses.

As of December 31, 2013, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position

	Year ended December 31,
	2013	2012
Net cash used in operating activities	$(5,550)	$(1,097)
Net cash generated from financing activities	5,550	1,097
Net decrease in cash and cash equivalents	-	-

Cash flows from operating activities

Net cash used in operating activities was $5,550 for the year ended December 31, 2013. It was mainly attributable to net loss for the year.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $5,550. It was due to the increase of shareholders’ advance.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2013, which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2013 begin on the next page.

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

On April 8, 2014, Albert Wong & Co. resigned as our independent registered public accounting firm, and we appointed Anthony Kam & Associates Limited, CPAs as our new independent registered public accounting firm, as disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2014. In connection with the change in accountants, there have been no disagreements as required by this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer had concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

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

Management, under the supervision of the Company’s Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 under the criteria set forth in the in Internal Control—Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of YUS International Group Limited
Hong Kong

We have audited the accompanying balance sheet of YUS International Group Limited (the “Company”) as of December 31, 2013 and the related statements of operations and comprehensive income, stockholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended December 31, 2012 were audited by another firm which issued an unqualified opinion on the financial statements on April 12, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anthony Kam & Associates Limited
Anthony Kam & Associates Limited
Certified Public Accountants
April 15, 2014
Hong Kong, China

To the Board of Directors and Shareholders of
YUS International Group Limited (Formerly Known As Asian Trends Media Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the consolidated balance sheet of YUS International Group Limited (the Company) as of December 31, 2012, and the related statements of operations, stockholders’ deficit and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements of the Company as of December 31, 2012 and for the year then ended, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Anthony Kam & Associates Limited.

The accompanying consolidated financial statements as of and for the year ended December 31, 2012 had been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company continuously has suffered recurring losses from operations and has a significant accumulated deficit. On the other hand, the Company experience negative cash flows from operations for the year ended December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements as of and for the year ended December 31, 2012 do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company effected a 100-for-1 reverse stock split on March 20, 2013. As a result, all share and per share amounts as of December 31, 2012 and for the year then ended have been adjusted to reflect the reverse stock split.

/s/ Albert Wong & Co. CPA
Albert Wong & Co. CPA
April 12, 2013, except for the effects of the reverse stock split described in Note 3, as to which the date is April 15, 2014
Hong Kong, China

YUS INTERNATIONAL GROUP LIMITED
BALANCE SHEET
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
Assets
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	249
Total current assets	-	249

Total assets	$-	$249

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$-	$17,387
Accrued expenses and other payables	8,050	21,554
Advances from shareholders	5,550	129,064
Notes payable	-	256,412
Total current liabilities	13,600	424,417

Total liabilities	$13,600	$424,417

Stockholders’equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of December, 2013 and 819,120* shares December 2012 respectively	681,912	81,912
Additional paid in capital	420,021	634,545
Accumulated deficit	(1,115,533)	(1,140,625)

Total stockholders’ equity	(13,600)	(424,168)

Total liabilities and stockholders’ equity	$-	$249

*Retroactively restated to reflect the 100:1 reverse split

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenue	$-	$64
Cost of sales	-	-

Gross profit	-	64

Expenses
General & administrative	17,349	4,997
Impairment of property, plant and equipment	-	19,821
Total operating expenses	17,349	24,818

Lossfrom operations	(17,349)	(24,754)

Other income	42,441	-

Profit/(Loss) before provision for income taxes	25,092	(24,754)

Provision for income taxes	-	-

Net income/(loss) for the year	25,092	(24,754)

Other comprehensive income	-	-

Total comprehensive income/(loss) for the period	$25,092	$(24,754)

Earnings/(loss) per share, basic and diluted	$0.004	$(0.03)*

Weighted averagember of shares outstanding - basic and diluted	6,819,120	819,12,0 *

* Retroactively restated to reflect the 100:1 reverse split

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock		Additional
	Number of		paid-in	Accumulated	Total
	shares	Amount	capital	deficits	equity

Balance at January 1, 2012	81,912,000	$81,912	$634,545	(1,115,871)	(399,414)

Net loss for the year	-	-	-	(24,754)	(24,754)
Balance at December 31, 2012 and January 1, 2013	81,912,000	$81,912	$634,545	(1,140,625)	(424,168)

Reverse split (1:100)	(81,092,880)	-	-	-	-
Capitalization of note payable & Shareholder’s advance	6,000,000	600,000	(214,524)	-	385,476
Net income for the year	-	-	-	25,092	25,092

Balance at December 31, 2013	6,819,120	$681,912	420,021	(1,115,533)	(13,600)

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from operating activities:
Net loss from operations	$25,092	$(24,754)
Adjustments to reconcile net income/loss to net cash flows used in operating activities for:
Gain on waiver of payables	(42,441)	-
Impairment of property, plant and equipment	-	19,821
Changes in operating assets and liabilities:
(Decrease)/increase in accounts receivables	249	(64)
Increase in accrued expenses and other payables	11,550	3,900
Net cash used in operating activities	(5,550)	(1,097)

Cash flows from financing activities
Increase/(decrease) in advances from shareholders	5,550	1,097
Net cash generated from operating activities	$5,550	$1,097

Net (decrease)/increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at the end of year	-	-

Other non-cash transactions
Capitalization of advances from a shareholder	129,064	-
Capitalization of note payable	256,412	-
	385,476	-

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED.
NOTES TO THE FINANCIAL STATEMENTS

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

On April 9, 2014, Mr. Yu Man Lok resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

No depreciation expense attributable to continuing operations for the years ended December 31, 2013 and 2012.

(e) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2013, the Company impaired property, plant and equipment of $0. The amount was charged to operation as a general and administrative expense for the year then ended.

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

The corporate income tax rates applicable to subsidiaries incorporated in BVI and Hong Kong for the years ended December 31, 2013 and 2012 were 0% and 16.5%

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by Hong Kong.

BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

The Company has no income tax expense for year ended December 31, 2013 and 2012 respectively. There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(g) Fair value of financial instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable, other payable, accrued expenses, advances from shareholders and notes payable approximate to their fair values because of the short maturity of these items.

(h) Revenue recognition

The company has ceased its principal activity. Other revenue is recognized when it is considered to be reliably earned.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2013 and 2012, there was no dilutive security outstanding.

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

	2013	2012

Period/year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

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

NOTE 3 - RETROACTIVE RESTATEMENT OF EARNINGS PER SHARE DATA

On March 20, 2013, the shareholders of the Company authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors approved the implementation of a reverse stock split at a ratio of one hundred to one shares, which became effective on the same date. All share and per share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of computer and display equipment owned and operated by the Company. Property, plant and equipment as of the balance sheet dates are summarized as follows:

	2013	2012
At cost:
Computer equipment	$-	$13,147
Leasehold improvements	-	47,533
Office equipment	-	30,133
Furniture	-	11,632
Site display system	-	10,640
	-	113,085
Less: Accumulated depreciation	-	(93,264)
Impairment of property, plant and equipment	-	(19,821)
	$-	$-

During the year, the Company has moved to a mailing address at Room A, Block B, 21/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong. The above fully depreciated and impaired plant & equipment items were fully written off during the year.

NOTE 5 – PROMISSORY NOTES PAYABLE

The promissory note payable of $256,412 payable to London Castle Holdings Limited, a company wholly owned by a former director, was capitalized as equity during the year.

NOTE 6 – ADVANCES FROM SHAREHOLDERS

The advances from shareholders of $129,064 as of December 31, 2012 were capitalized as equity during the year.

The current balance is unsecured, interest-free and has no fixed repayment terms.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2013, the Company has accumulated deficits of $1,115,533 and a negative working capital of $13,600.

As of December 31, 2013, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8– SUBSEQUENT EVENTS

None.

PART III

ITEM 10.01 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On May 16, 2013, Zhi Jian Zeng resigned as the Chief Executive Officer of the Company and Huang Jian Nam resigned as the Chief Financial Officer of the Company. The Company accepted their resignations on the same date. Neither individual has any disputes against the Company.

On May 16, 2013, Mr. Ho Kam Hang was appointed as the Chief Executive Officer of the Company and Dr. Chong Cheuk Man Yuki was appointed as the Chief Financial Officer of the Company. On the same date, the Company appointed Ms. Chan Fuk Yu, Mr. Yu Cheung Fai Alex, Mr. Yu Lok Man and Mr. Yu Ka Wai as Directors of the Company.

On April 9, 2014, Mr. Yu Lok Man resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

ITEM 10.02 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2013 is as follows:

Name	Age	Title
Yu Cheung Fai Alex	48	Director
Yu Lok Man (Note)	39	Director
Yu Ka Wai	33	Director
Chan Fuk Yu	30	Director and renowned investment analyst
Ho Kam Hang	34	Chief Executive Officer
Chong Cheuk Man Yuki (note)	42	Chief Financial Officer

On April 9, 2014, Mr. Yu Lok Man resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

Mr. Ho Kam Hang

Mr. Ho, age 34, is the Chief Executive Officer of the Company.

Mr. Ho has over thirteen years of experience in investment alternatives including gold, securities, foreign exchange and private equity funds. For the past ten years, Mr. Ho has worked as a financial practitioner and senior vice president in several of Hong Kong’s largest Chinese-owned financial group companies.

Since 2011, Mr. Ho has served as the Chief Executive Officer of YUS International Bullion Limited which is located Hong Kong. He also serves as a lecturer for the Registered Financial Planners and Certified Financial Consultant programs, the Broadcaster and Consultant of Television Financial programs, and is a director of the Lions Club of New Era (Hong Kong) and Capital Investment Entrant Company.

Dr. Chong Cheuk Man Yuki, PhD (NEUST), MSocSc (HKU), MBA (RRU), BGS (FHSU), BAM (Ballarat) PG Dip Lam (Northumbria), PG Dip Mgt (Leicester) ACEA (UK), CFC, REP (USA), ChMC

Dr. Chong, age 42, is Chief Financial Officer of the Company.

Dr. Chong has over ten years of experience in property management and government contract projects in Hong Kong. For the past eight years, Dr. Chong has been self-employed as a business consultant, providing consulting services to companies in the fields of administration, internal auditing, strategic planning and execution, accounting and budgeting efforts. He also serves as an adjunct professor and faculty member of universities in Canada, the U.S. and Hong Kong.

Mr. Yu Cheung Fai Alex

Mr. Yu, age 48, is a director of the Company.

Mr. Yu also serves as the president of the Hong Kong Customs Officers Union and the vice president of the Hong Kong St. John Ambulance Union. Mr. Yu has served as the director of Lion Club of New Era (Hong Kong); and the president of China and Hong Kong Tourist Association for the past several years.

Mr. Yu is an entrepreneur and philanthropist in China and Hong Kong. He is enthusiastic in his support for charities and community services, including building schools for impoverished students in China and raising funds for those in financial need.

Ms. Chan Fuk Yu

Ms. Chan, age 30, is a director of the Company and a renowned investment analyst.

From 2003 to present, Ms. Chan has been the director of YUS International Group Limited, located Hong Kong. Her clients have included individuals, investment advisors, corporations, executives, and insurance companies. She also performs significant research and analysis of economic, industry, and company analyses in the evaluation of investment alternatives including private equity funds, gold, securities, real estate and foreign exchanges.

Mr. Yu Lok Man

Mr. Yu, age 39, is a director of the Company.

Mr. Yu is the Board Director of YUS International Bullion Limited and responsible for marketing, planning and brand development.

Over the past ten years, Mr. Yu performed operational management and marketing duties, such as coordinate large-scale exhibitions, advertising, brand development and charity activities in different organizations.

Mr. Yu Ka Wai, BBA (Hon) Accountancy (CityU HK)

Mr. Yu, age 33, is a director of the Company.

He also serves as the director and shareholder of YUS International Bullion Limited which is located in Hong Kong. Mr. Yu has over 12 years of experience in the investment and finance industry in Asia. Since 2011, Mr. Yu has been the head of the Account and Administration Department of YUS International Group Limited. He was responsible for the overall accounting, taxation, company secretarial and administration strategies of the group.

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

ITEM 11. EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2013 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2013 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Ms. Chan Fuk Yu, Mr. Yu Cheung Fai Alex and Mr. Yu Ka Wai. We are actively seeking additional board members with industry experience.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Restricted Stock	YUS INTERNATIONAL GROUP LIMITED Room A Blk A 22/F, Billion Centre, 1Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-3,215,229-	48.5%
Restricted Stock	YUS INTERNATIONAL BULLION LIMITED Room A Blk A 22/F, Billion Centre, 1Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-2,045,736-	30.9%
Restricted Stock	YUS BROADCASTING LIMITED Room 03-04, 7/F, Hong Leong Industrial Complex, 4 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-681,912-	10.3%
Restricted Stock	YUS INTERNATIONAL DEVELOPER LIMITED Room 03-04, 7/F, Hong Leong Industrial Complex, 4 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-681,912-	10.3%

(1) The percent of class is based on 6,624,789 shares of common stock issued and outstanding as of April 15, 2014.

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

On April 8, 2014, Albert Wong & Co., (”Wong”) resigned as our independent registered public accounting firm. On the same date, Anthony Kam & Associates Limited (“AKAL”) was appointed as independent registered public accounting firm of our Company.

We paid the following fees to its auditors during its fiscal years ended December 31, 2013 and 2012:

	AKAL	Wong

2013	$4,000	4,700
2012	0	3,500

Audit Related Fees

For our fiscal year ended December 31, 2013 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2013.

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

YUS International Group Limited

Dated: April 15, 2014	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ho Kam Hang
Ho Kam Hang	Chief Executive Officer	April 15, 2014

/s/ Chen Yongqi, Dawn
Chen Yongqi, Dawn	Chief Financial Officer	April 15, 2014