Form 10-Q
period 2014-03-31
YUS INTERNATIONAL GROUP Ltd
filed 2014-05-20
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2014, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$11,500	$8,050
Advance from a shareholder	5,550	5,550
Total current liabilities	17,050	13,600

Total liabilities	$17,050	$13,600

Stockholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of March 31, 2014 and December 31, 2013	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,118,983)	(1,115,533)

Total stockholders’ deficits	(17,050)	(13,600)

Total liabilities and stockholders’ equity	$-	$-

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended , March 31, 2014	Three months ended , March 31, 2013

Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	3,450	3,749
Total operating expenses	3,450	3,749

Loss from operations	(3,450)	(3,749)

Other income	-	-

Loss before provision for income taxes	(3,450)	(3,749)

Provision for income taxes	-	-

Loss for the period	(3,450)	(3,749)

Other comprehensive income	-	-

Total comprehensive (loss)/profit for the period/year	$(3,450)	$(3,749)

Earnings per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding, basic and diluted	6,819,120	*6,819,120

*Retroactively restated to reflect the 100:1 reverse split

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net loss	(3,450)	(3,749)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Decrease in accounts receivables	-	249
Increase in accrued expenses and other payables	3,450	3,500
Net cash used in operating activities	-	-

Cash flows from financing activities
Advances from a shareholder	-	-
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	-

See accompanying notes to the condensed financial statements.

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

At the beginning of 2010, the Company was principally engaged in operating LCD flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime. On August 31, 2010 the Company acquired 100% ownership of Global Mania Empire Management Limited (“GME”) from its shareholders with a consideration of 22,147,810 shares. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to the original shareholders by receiving 22,147,810 shares of the Company’s common stock.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The functional currency for all of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014, and cash flows for the three months ended March 31, 2014 have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Economic and Political Risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s operations in Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

(d) Earnings Per Share

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

(e) Foreign Currency Translation

The accompanying condensed financial statements are presented in United States dollars. The functional currency of the Company is Hong Kong Dollar (“HK$”). Capital accounts of the financial statements are translated into United States dollars (“US$”) from Hong Kong dollars (“HK$”) at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – RETROACTIVE RESTATEMENT OF EARNINGS PER SHARE DATA

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2014 represent accrued fees payable to various professional parties.

NOTE 6 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of March 31, 2014 is unsecured, interest-free and has no fixed repayment terms.

NOTE 7 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company has deficits in both shareholders’ equity and working capital of $17,050.

As of March 31, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operation – Three Months Ended March 31, 2014

The following table summarizes the result of our operation during the three months ended March 31, 2014

	Three months ended March 31,		Increase
	2014	2013	(decrease)	% Change
Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(3,450)	(3,749)	(299)	8%
Loss from operations	(3,450)	(3,749)	(299)	8%
Income tax expenses	-	-	-	-
Loss for the period	$(3,450)	(3,749)	(299)	8%

General and administrative expenses

General and administrative expenses decreased from $3,749 in the three months ended March 31, 2013 to $3,450 for the same period of 2014, representing a decrease of $299 or 8%. The decrease was mainly attributable to decrease in professional fees offered by the new professional teams introduced by the new management.

Net loss

Net loss was $3,450 for the three months ended March 31, 2014 as compared to net loss of $3,749 for the same period 2013. The decrease of net loss was attributable to the decrease in professional fees.

Liquidity and Capital Resources from Operations

Cash

There was no cash balance at March 31, 2014.

Cash flow

Net cash used in operating activities during the three months ended March 31, 2014 amounted to zero, compared to net cash used in operating activities of zero in the same period of 2013.

Working capital

Our net current liabilities increased by $3,450 to $17,050 at March 31, 2014 from $13,600 at December 31, 2013. The increase in net current liabilities was mainly due to an increase in accrued professional expenses.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company had deficits in both shareholders’ equity and working capital of $17,050.

As of March 31, 2014, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is no pending litigation by or against us.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sales of equity securities since last reported on the Company’s Form 10-K or 10-Q filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUS INTERNATIONAL GROUP LIMITED

Dated: May 20, 2014	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: May 20, 2014	By:	/s/ Chen Yongqi Dawn
Chen Yongqi Dawn
Chief Financial Officer