Form 10-Q
period 2014-06-30
YUS INTERNATIONAL GROUP Ltd
filed 2014-08-15
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52020

YUS INTERNATIONAL GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

NEVADA	90-0201309
(State or other jurisdictionof incorporation or organization)	(IRS Employer Identification No.)

Room A, Block B, 21/F Billion Centre, 1 Wang Kwong Road Kowloon Bay, Kowloon, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2014:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

 Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Accounts receivable	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and equity
Liabilities
Current liabilities
Accrued expenses	$6,300	$8,050
Advances from a shareholder	15,750	5,550
Total current liabilities	22,050	13,600
Total liabilities	$22,050	$13,600

Shareholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of June 30, 2014 and December 31 2013	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,123,983)	(1,115,533)
Total shareholders’ deficit	(22,050)	(13,600)

Total liabilities and shareholders’ equity	$-	$-

See accompanying notes to the condensed consolidated financial statements.

 YUS INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Other Revenue – Wavier of payables	-	42,441	-	42,441

Expenses
General and administrative	5,000	2,550	8,450	6,299
Total Operating Expenses	5,000	2,550	8,450	6,299

(Loss)/Profit Before Taxes	(5,000)	39,891	(8,450)	36,142

Provision For Income Taxes	-	-	-	-

Net (Loss)/Profit for the Period	$(5,000)	39,891	(8,450)	36,142

Other Comprehensive Income	-	-	-	-

Total Comprehensive Income/(Loss) for the Period	$(5,000)	39,891	(8,450)	36,142

Earning/(Loss) per share, basic and diluted	$(0.0007)	0.005	$(0.001)	0.005

Weighted average number of shares outstanding, basic and diluted	6,819,120	6,819,120*	6,819,120	6,819,120*

*Retroactively restated to reflect the 100:1 reverse split

See accompanying notes to the condensed consolidated financial statements.

 YUS INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net (loss)/ profit	(8,450)	36,142
Adjustments to reconcile net income to net cash flows used in operating activities for:
Gain on waiver of payables	-	(42,441)
Impairment of property, plant and equipment		-
Changes in operating assets and liabilities:
Decrease in accounts receivables	-	249
Decrease in prepaid expenses and other receivables	-	-
(Decrease)/ Increase in accrued expenses and other payables	(1,750)	6,050
Net cash used in operating activities	(10,200)	-

Cash flows from financing activities
Advances from a shareholder	10,200	-
Net cash provided by financing activities	10,200	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	-

Other non-cash transactions
Capitalization of advances from shareholders	-	129,064
Capitalization of note payable	-	256,412
	-	385,476

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

At the beginning of 2010, the Company was principally engaged in operating LCD flat-panel televisions and LCD billboards that advertise throughout Hong Kong, creating revenue by selling advertising airtime. On August 31, 2010 the Company acquired 100% ownership of Global Mania Empire Management Limited (“GME”) from its shareholders with a consideration of 22,147,810 shares. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to the original shareholders by receiving 22,147,810 shares of the Company’s common stock.

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

On April 29, 2013, the majority shareholder of the Company entered into a series of stock purchase agreements wherein the majority shareholder of the Company agreed to sell a total of 6,624,789 shares of common stock in the Company to four third party entities. On April 30, 2013, after the receipt of consideration and completion of all conditions precedent, the stock purchase agreements were completed and closed.

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

On July 31, 2014, Ms. Chen Yongqi Dawn resigned as Chief Financial Officer of the Company. On the same day, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014, results of operations for the three months and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

	June 30, 2014	December 31, 2013	June 30, 2013

Period/year end HK$:US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$:US$ exchange rate	0.1282	0.1282	0.1282

(f) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – RETROACTIVE RESTATEMENT OF EARNINGS PER SHARE DATA

On March 20, 2013, the shareholders of the Company authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors approved the implementation of a reverse stock split at a ratio of one hundred-to-one, which became effective on the same date. All share and per share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2014 represent accrued fees payable to various professional parties and service provider.

NOTE 6 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of June 30, 2014 is unsecured, interest-free and has no fixed repayment terms.

NOTE 7 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company has deficits in both shareholders’ equity and working capital of $22,050.

As of June 30, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may depend upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended June 30, 2014

The following table summarizes the result of our operation during the three months ended June 30, 2014.

	Three months ended June 30,		Increase	%
	2014	2013	(decrease)	Change

Revenue	$-	-	-	N/A
Gross profit	-	-	-	N/A
Other Revenue	-	42,441	(42,441)	100%
General & administrative	(5,000)	(2,550)	2,450	96%
Profit/(Loss)from operations	-	39,891	(39,891)	100%
Income tax expenses	-	-	-	N/A
Profit/(loss) for the period	$(5,000)	39,891	44,891	N/A

Other Revenue

Other revenue for the comparative quarter ended June 30, 2013 represented wavier of accounts payable, accruals and other payable resulted from a change of controlling interests in the issued share capital of the Company. For the current quarter ended June 30, 2014, there is no such one-off revenue item.

General and administrative expenses

General and administrative expenses increased from $2,550 in the quarter ended June 30, 2013 to $5,000 for the current quarter of 2014, representing an increase of $2,450 or 96%. The increase was mainly attributable to increase in professional fees.

Net profit/(loss)

Net loss was $5,000 for the quarter ended June 30, 2014 as compared to net profit of 39,891 for the comparative quarter of 2013. The decrease of profit was mainly attributable to the absence of the one-off wavier income as mentioned in “Other Revenue” paragraph.

Results of Operation – Six Months Ended June 30, 2014

The following table summarizes the result of our operation during the three months ended June 30, 2014.

	Six months ended June 30,		Increase	%
	2014	2013	(decrease)	Change

Revenue	$-	-	-	N/A
Gross profit	-	-	-	N/A
Other Revenue	-	42,441	(42,441)	100%
General & administrative	(8,450)	(6,299)	2,151	34%
Profit/(Loss)from operations	-	36,142	(36,142)	100%
Income tax expenses	-	-		-
Profit/(loss) for the period	$(8,450)	36,142	44,592	N/A

Other Revenue

Other revenue for the six months ended June 30, 2013 represented wavier of accounts payable, accruals and other payable resulted from a change of controlling interests in the issued share capital of the Company. For the six months ended June 30, 2014, there is no such one-off revenue item.

General and administrative expenses

General and administrative expenses increased from $6,299 in the six months ended June 30, 2013 to $8,450 for the same period of 2014, representing an increase of $2,151 or 34%. The increase was mainly attributable to increases in professional fees.

Net profit/(loss)

Net loss was $8,450 for the six months ended June 30, 2014 as compared to net profit of $36,142 for the same period of 2013. The decrease of net profit was mainly attributable to the absence of the one-off wavier income as mentioned in “Other Revenue” paragraph.

Liquidity and Capital Resources from operations

Cash

There was no cash balance as of June 30, 2014.

Cash flow

Net cash used in operating activities during the six months ended June 30, 2014 amounted to $10,200, compared to net cash used in operating activities of zero in the same period of 2013.

Working capital

Our net current liabilities increased by $8,450 to $22,050 at June 30, 2014, from $13,600 at December 31, 2013. This increase was due to the losses incurred by the Company during the six months ended June 30, 2014, all of which are professional fees.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company has deficits in both shareholders’ equity and working capital of $22,050.

As of June 30, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may depend upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Our management believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

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

YUS INTERNATIONAL GROUP LIMITED

Dated: August 14, 2014	By:	/s/ Ho Kam Hang
	Name:	Ho Kam Hang
	Title:	Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Chan Fuk Yu
	Name:	Chan Fuk Yu
	Title:	Chief Financial Officer

