Form 10-Q
period 2014-09-30
YUS INTERNATIONAL GROUP Ltd
filed 2014-11-14
CIK 1306035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.: 000-52020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2014:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets, September 30, 2014 and December 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities.	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information.	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Accounts receivable	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and equity
Liabilities
Current liabilities
Accrued expenses	$6,000	$8,050
Advances from a shareholder	21,050	5,550
Total current liabilities	27,050	13,600

Total liabilities	$27,050	$13,600

Shareholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of September 30, 2014 and December 31, 2013	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,128,983)	(1,115,533)
Total shareholders’ deficit	(27,050)	(13,600)

Total liabilities and shareholders’ equity	$-	$-

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Other Revenue – Wavier of payables	-	-	-	42,441

Expenses
General and administrative	5,000	3,000	13,450	9,299
Total Operating Expenses	(5,000)	(3,000)	(13,450)	(9,299)

(Loss)/Profit Before Taxes	(5,000)	(3,000)	(13,450)	33,142

Provision For Income Taxes	-	-	-	-

Net (Loss)/Profit for the Period	$(5,000)	(3,000)	(13,450)	33,142

Other Comprehensive Income	-	-	-	-

Total Comprehensive Income/(Loss) for the Period	$(5,000)	(3,000)	(13,450)	33,142

Earning/(Loss) per share, basic and diluted	$(0.0007)	(0.0004)	$(0.002)	0.005

Weighted average number of shares outstanding, basic and diluted	6,819,120	6,819,120*	6,819,120	6,819,120*

*Retroactively restated to reflect the 100:1 reverse split

See accompanying notes to the condensed consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net (loss)/ profit	(13,450)	33,142
Adjustments to reconcile net income to net cash flows used in operating activities for:
Gain on waiver of payables		(42,441)
Impairment of property, plant and equipment		-
Changes in operating assets and liabilities:
Decrease in accounts receivables		249
Decrease in prepaid expenses and other receivables		-
(Decrease)/ Increase in accrued expenses and other payables	(2,050)	6,500
Net cash used in operating activities	(15,500)	(2,550)

Cash flows from financing activities
Advances from a shareholder	15,500	2,550
Net cash provided by financing activities	15,500	2,550

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	-

Other non-cash transactions
Capitalization of advances from shareholders	-	129,064
Capitalization of note payable	-	256,412
	-	385,476

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

No business has been generated since January 1, 2013 up to the date of the change of control. Since then, the company became dormant and has remained so until the date of this report. The Company is seeking acquisition candidates.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, results of operations for the three months and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

	September 30, 2014	December 31, 2013	September 30, 2013

Period/year end HK$:US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$:US$ exchange rate	0.1282	0.1282	0.1282

(f) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4. RETROACTIVE RESTATEMENT OF EARNINGS PER SHARE DATA

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

NOTE 5. ACCRUED EXPENSES

Accrued expenses as of September 30, 2014 represent accrued fees payable to various professional parties and service provider.

NOTE 6. ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of September 30, 2014 is unsecured, interest-free and has no fixed repayment terms.

NOTE 7. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company has deficits in both shareholders’ equity and working capital of $27,050.

As of September 30, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may depend upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended September 30, 2014

The following table summarizes the result of our operation during the three months ended September 30, 2014.

	Three months ended September 30,		Increase
	2014	2013	(decrease)	% Change

Revenue	$-	-	-	N/A
Gross profit	-	-	-	N/A
Other Revenue	-	-		N/A
General & administrative	(5,000)	(3,000)	(2,000)	67%
Profit/(Loss)from operations	(5,000)	(3,000)	(2,000)	67%
Income tax expenses	-	-	-	N/A
Profit/(loss) for the period	$(5,000)	(3,000)	(2,000)	67%

General and administrative expenses

General and administrative expenses increased from $3,000 in the quarter ended September 30, 2013 to $5,000 for the current quarter of 2014, representing an increase of $2,000 or 67%. The increase was mainly attributable to increase in professional fees.

Net profit/(loss)

Net loss was $5,000 for the quarter ended September 30, 2014 as compared to net loss of $3,000 for the comparative quarter of 2013. The increase of loss was mainly attributable to the increase of professional fees.

Results of Operation – Nine Months Ended September 30, 2014

The following table summarizes the result of our operation during the nine months ended September 30, 2014.

	Nine months ended September 30,		Increase
	2014	2013	(decrease)	% Change

Revenue	$-	-	-	N/A
Gross profit	-	-	-	N/A
Other Revenue	-	42,441	(42,441)	100%
General & administrative	(13,450)	(9,299)	4,151	44.6%
Profit/(Loss) from operations	(13,450)	33,142	(46,592)	140%
Income tax expenses	-	-		N/A
Profit/(loss) for the period	$(13,450)	33,142	(46,592)	140%

Other Revenue

Other revenue for the nine months ended September 30, 2014 represented wavier of accounts payable, accruals and other payable resulted from a change of controlling interests in the issued share capital of the Company. For the nine months ended September 30, 2014, there is no such one-off revenue item.

General and administrative expenses

General and administrative expenses increased from $9,299 in the nine months ended September 30, 2013 to $13,450 for the same period of 2014, representing an increase of $4,151 or 44.6%. The increase was mainly attributable to increases in professional fees.

Net profit/(loss)

Net loss was $13,450 for the nine months ended September 30, 2014 as compared to net profit of $33,142 for the same period of 2013. The change from net profit to net loss was mainly attributable to the absence of the one-off wavier income as mentioned in “Other Revenue” paragraph and the increase in professional fees.

Liquidity and Capital Resources from operations

Cash

There was no cash balance as of September 30, 2014.

Cash flow

Net cash used in operating activities during the nine months ended September 30, 2014 amounted to $15,500, compared to net cash used in operating activities of $2,550 in the same period of 2013.

Working capital

Our net current liabilities increased by $13,450 to $27,050 at September 30, 2014, from $13,600 at December 31, 2013. This increase was due to the losses incurred by the Company during the nine months ended September 30, 2014, all of which are professional fees.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company has deficits in both shareholders’ equity and working capital of $27,050.

As of September 30, 2014 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may depend upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: November 14, 2014	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: November 14, 2014	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer

