Form 10-K
period 2014-12-31
YUS INTERNATIONAL GROUP Ltd
filed 2015-04-15
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2014: N/A.

Number of the issuer’s Common Stock outstanding as of April 15, 2015: 6,819,120

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

On August 31, 2010, the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited (“GME”) to acquire 100% ownership of GME from its shareholders. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to its original shareholders.

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

On July 31, 2014, Miss Chen Yongqi Dawn resigned as the Chief Financial Officer of the Company. On the same date, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

Business Overview and Operations

Before the change of control on April 30, 2013, through Asian Trends, the Company provided one stop solutions for advertisers, including the brainstorming, storyboarding, production of commercials and advertisements and media planning. However, no business has been generated since January 1, 2013 up to the date of the change of control. Since then, the company became dormant and has remained so until the date of this report. The Company is actively looking for merger candidate.

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

The analysis of business opportunities will be undertaken by or under the supervision of our Board of Directors. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•	Potential for future earnings and appreciation of value of securities;

•	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•	Historical results of operation;

•	Liquidity and availability of capital resources;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	Amount of debt and contingent liabilities; and

•	The products and/or services and marketing concepts of the target business

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Exchange under the symbol “YUSG”.

	High	Low
Fiscal Year 2014
Fourth quarter ended December 31, 2014	$1.41	$1.41
Third quarter ended September 30, 2014	1.41	1.41
Second quarter ended June 30, 2014	1.41	0.5
First quarter, ended March 31, 2014	0.5	0.5

Fiscal Year 2013
Fourth quarter ended December 31, 2013	$1.25	$0.5
Third quarter ended September 30, 2013	1.00	1.00
Second quarter ended June 30, 2013	1.00	1.00
First quarter, ended March 31, 2013	1.00	1.00

Approximate Number of Equity Security Holders

On December 31, 2014, the Company's common stock had a closing price quotation of $1.41. As of December 31, 2014, there were approximately 42 certificate holders of record of the Company’s common stock.

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

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings or losses for the periods covered.

Results of Continuing Operation- Year Ended December 31, 2014

The following table summarizes the result of our operation during the twelve months ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014	2013
Revenue	$-	$-
Gross profit	-	-
Other income	-	42,441
General & administrative	(23,450)	(17,349)
Profit/(loss) from operations	(23,450)	25,092
Income tax expenses	-	-
Profit/(loss) for the year	$(23,450)	$25,092

Revenues

There was no revenue for both years ended December 31, 2014 and 2013. Despite the change of control in May 2013, the Company remained dormant. Originally, the new management had no intention to change the principal activity of the Company. However, towards the end of 2013, it was realized that the new management was not in a position to continue the old line of business. As of date of this report, the new management is actively seeking other profitable business opportunities for the company. In addition, in 2014, there was no other income resulting from the change of control which was a one-off corporate action in 2013.

General and administrative expenses

General and administrative expenses increased from $17,349 in 2013 to $23,450 in 2014. The increase is wholly attributable to increase in professional fees which is the result of the change of management in April 2013 and hence the change of professional teams.

Loss before tax

As a result of the above reasons, loss for the year ended December 31, 2014 was $23,450.

Liquidity and Capital Resources

As of December 31, 2014, we had no cash and cash equivalents. Liabilities at December 31, 2014 totaled $37,050, and consisted mainly of $26,050 in shareholders’ advances and $11,000 in accrued expenses.

As of December 31, 2014, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position

	Year ended December 31
	2014	2013
Net cash used in operating activities	$(20,500)	$(5,550)
Net cash generated from financing activities	20,500	5,550
Net change in cash and cash equivalents	-	-

Cash flows used in operating activities

Net cash used in operating activities was $20,500 for the year ended December 31, 2014 It was mainly attributable to net loss for the year.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $20,500. It was due to the increase of shareholders’ advance.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the year ended December 31, 2014, which are contained in this filing, the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

The Company does not expect any of the following recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. there is no material impact on the consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists". These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 does not expect to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on our consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items . This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2014 begin on the next page

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2014 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer had concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

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

Management, under the supervision of the Company’s Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 under the criteria set forth in the in Internal Control—Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of YUS International Group Limited

Hong Kong

We have audited the accompanying balance sheet of YUS International Group Limited (the “Company”) as of December 31, 2014 and December 31, 2013 and the related statements of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

April 15, 2015

Hong Kong, China

YUS INTERNATIONALGROUP LIMITED

BALANCE SHEET

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$11,000	$8,050
Advances from shareholders	26,050	5,550
Total current liabilities	37,050	13,600

Total liabilities	$37,050	$13,600

Stockholders’equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of December, 2014 and December 2013 respectively	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,138,983)	(1,115,533)

Total stockholders’ equity	(37,050)	(13,600)

Total liabilities and stockholders’ equity	$-	$-

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	23,450	17,349

Total operating expenses	23,450	17,349

Loss from operations	(23,450)	(17,349)

Other income	-	42,441

Profit/(loss) before provision for income taxes	(23,450)	25,092

Provision for income taxes	-	-

Net income/(loss) for the year	(23,450)	25,092

Other comprehensive income	-	-

Total comprehensive income/(loss) for the Year	$(23,450)	$25,092

Earnings/(loss) per share, basic and diluted	$(0.003)	$0.004

Weighted average number of shares outstanding - basic and diluted	6,819,120	6,819,120

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock		Additional paid-in	Accumulated	Total
	Number of
	shares	Amount	capital	deficits	equity

Balance at January 1, 2013	81,912,000	$81,912	$634,545	(1,140,625)	(421,168)
Reverse split (1:100)	(81,092,880)	-	-	-	-
Capitalization of note payable & Shareholder’s advance	6,000,000	600,000	(214,524)	-	385,476
Net income for the year	-	-	-	25,092	25,092

Balance at December 31, 2013 and January 1, 2014	6,819,120	$681,912	$420,021	(1,115,533)	(13,600)

Net loss for the year	-	-	-	(23,450)	(23,450)

Balance at December 31, 2014	6,819,120	$681,912	420,021	(1,138,983)	(37,050)

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities:
Net (loss)/income from operations	$(23,450)	$25,092
Adjustments to reconcile net income/loss to net cash flows used in operating activities for:
Gain on waiver of payables	-	(42,441)
Changes in operating assets and liabilities:
Increase in accounts receivables	-	249
Increase in accrued expenses and other payables	2,950	11,550
Net cash used in operating activities	(20,500)	(5,550)

Cash flows from financing activities
Increase in advances from shareholders	20,500	5,550
Net cash generated from operating activities	$20,500	$5,550

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at the end of year	-	-

Other non-cash transactions
Capitalization of advances from a shareholder	-	129,064
Capitalization of note payable	-	256,412
	-	385,476

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

On July 31, 2014, Miss Chen Yongqi Dawn resigned as the Chief Financial Officer of the Company. On the same date, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

No depreciation expense attributable to continuing operations for the years ended December 31, 2014 and 2013.

(e) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2014, the Company impaired property, plant and equipment of $0. The amount was charged to operation as a general and administrative expense for the year then ended.

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

The corporate income tax rates applicable to subsidiaries incorporated in BVI and Hong Kong for the years ended December 31, 2014 and 2013 were 0% and 16.5%

BVI companies are not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

The Company has no income tax expense for year ended December 31, 2014 and 2013 respectively. There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(g) Fair value of financial instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable, other payable, accrued expenses, advances from shareholders and notes payable approximate to their fair values because of the short maturity of these items.

(h) Revenue recognition

The company has remained dormant. Other revenue is recognized when it is considered to be reliably earned.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2014 and 2013, there was no dilutive security outstanding.

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

	2014	2013

Year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n) Recent accounting pronouncements

The Company does not expect any of the following recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. There is no material impact on the consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists". These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 does not expect to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on our consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items . This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

 Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – RETROACTIVE RESTATEMENT OF EARNINGS PER SHARE DATA

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses represent mainly accrued professional fees which are all current.

NOTE 5 – ADVANCES FROM SHAREHOLDERS

The balances are unsecured, interest-free and repayable on demand.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2014, the Company has accumulated deficits of $1,138,983 and a negative working capital of $37,050.

As of December 31, 2014, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SUBSEQUENT EVENTS

None

PART III

ITEM 10.01 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On April 9, 2014, Mr. Yu Lok Man resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

On July 31, 2014, Miss Chen Yongqi Dawn resigned as the Chief Financial Officer of the Company. On the same date, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

ITEM 10.02 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2014 are as follows:

Name	Age	Title
Yu Cheung Fai Alex	50	Director
Yu Ka Wai	35	Director
Chan Fuk Yu	32	Director and Chief Financial Officer (Note)
Ho Kam Hang	36	Chief Executive Officer

Note: On April 9, 2014, Mr. Yu Lok Man resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company. On July 31, 2014, Miss Chen Yongqi Dawn resigned as the Chief Financial Officer of the Company. On the same date, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

Mr. Ho Kam Hang

Mr. Ho, age 36, is the Chief Executive Officer of the Company.

Mr. Ho has over thirteen years of experience in investment alternatives including gold, securities, foreign exchange and private equity funds. For the past ten years, Mr. Ho has worked as a financial practitioner and senior vice president in several of Hong Kong’s largest Chinese-owned financial group companies.

Since 2011, Mr. Ho has served as the Chief Executive Officer of YUS International Bullion Limited which is located in Hong Kong. He also serves as a lecturer for the Registered Financial Planners and Certified Financial Consultant programs, the Broadcaster and Consultant of Television Financial programs, and is a director of the Lions Club of New Era (Hong Kong) and Capital Investment Entrant Company.

Mr. Yu Cheung Fai Alex

Mr. Yu, age 50, is a director of the Company.

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

Mr. Yu Ka Wai, BBA (Hon) Accountancy (CityU HK)

Mr. Yu, age 35, is a director of the Company.

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

Ms. Chan Fuk Yu

Ms. Chan, age 32, is a director and Chief Financial Officer of the Company and a renowned investment analyst.

From 2003 to present, Ms. Chan has been the director of YUS International Group Limited, located in Hong Kong. Her clients include ndividuals, investment advisors, corporations, executives, and insurance companies. She also performs significant research and analysis of economic, industry, and company analyses in the evaluation of investment alternatives including private equity funds, gold, securities, real estate and foreign exchanges.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners have not complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2014 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2014 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Restricted Stock	YUS INTERNATIONAL GROUP LIMITED Room A Blk A 22/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-3,215,229-	48.5%
Restricted Stock	YUS INTERNATIONAL BULLION LIMITED Room A Blk A 22/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-2,045,736-	30.9%
Restricted Stock	YUS BROADCASTING LIMITED Room 03-04, 7/F, Hong Leong Industrial Complex, 4 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-681,912-	10.3%
Restricted Stock	YUS INTERNATIONAL DEVELOPER LIMITED Room 03-04, 7/F, Hong Leong Industrial Complex, 4 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-681,912-	10.3%

(1) The percent of class is based on 6,819,120 shares of common stock issued and outstanding as of April 15, 2015.

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

On April 8, 2014, Albert Wong & Co., (”Wong”) resigned as our independent registered public accounting firm. On the same date, Anthony Kam & Associates Limited (“AKAM”) was appointed as independent registered public accounting firm of our Company.

We paid the following fees to its auditors during its fiscal years ended December 31, 2014 and 2013:

	AKAM	Wong

2014	$7,900	-
2013	4,000	4,700

Audit Related Fees

For our fiscal year ended December 31, 2014 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2014.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

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

YUS International Group Limited

Dated: April 15, 2015	By	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ho Kam Hang
Ho Kam Hang	Chief Executive Officer	April 15, 2015

/s/ Chan Fuk Yu
Chan Fuk Yu	Chief Financial Officer	April 15, 2015

