Form 10-Q
period 2015-06-30
YUS INTERNATIONAL GROUP Ltd
filed 2015-08-14
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 12, 2015, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED BALANCE SHEETS

	June 30, 2015	December 31 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$7,600	$11,000
Advance from a shareholder	39,450	26,050
Total current liabilities	47,050	37,050

Total liabilities	$47,050	$37,050

Stockholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of June 30, 2015 and December 31, 2014	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,148,983)	(1,138,983)

Total stockholders’ deficits	(47,050)	(37,050)

Total liabilities and stockholders’ equity	$-	$-

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSEDSTATEMENT S OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OTHER REVENUE	-	-	-	-

EXPENSES
General and administrative	5,000	5,000	10,000	8,450
TOTAL OPERATING EXPENSES	5,000	5,000	10,000	8,450

LOSS BEFORE TAXES	(5,000)	(5,000)	(10,000)	(8,450)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FOR THE PERIOD	$(5,000)	(5,000)	(10,000)	(8,450)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(5,000)	(5,000)	(10,000)	(8,450)

LOSS PER SHARE, BASIC AND DILUTED	$(0.0007)	(0.0007)	$(0.001)	(0.001)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,819,120	6,819,120	6,819,120	6,819,120

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net loss	$(10,000)	$(8,450)
Adjustments to reconcile net incometo net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Decrease in accrued expenses and other payables	(3,400)	(1,750)
Net cash used in operating activities	(13,400)	(10,200)

Cash flows from financing activities
Advances from a shareholder	13,400	10,200
Net cash provided by financing activities	13,400	10,200

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware on July 15, 2002 with authorized common stock of 50,000,000 shares at $0.001 par value with the name “North America Marketing Corporation”. On March 29, 2004, the Company changed the domicile to the State of Nevada.On December 30, 2008, the Company entered into and completed an agreement for share exchange to acquire 100% ownership of Asian Trends Broadcasting Inc. (“Asian Trends”) from its shareholders. Asian Trends operates liquid crystal display (“LCD”) flat-panel televisions and LCD billboards that advertise throughout Hong Kong and creates revenue by selling advertising airtime.

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

On July 31, 2014, Ms. Chen Yongqi Dawnresigned as Chief Financial Officer of the Company. On the same day, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries for the three months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HKD”), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015, results of operations for the three months June 30, 2015 and cash flows for the three months ended June 30, 2015 have been made. The results of operations for the three ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

	June 30, 2015	December 31, 2014	June 30, 2014

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2015 represent accrued fees payable to various professional parties and service providers.

NOTE 5 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of June 30, 2015 is unsecured, interest-free and has no fixed repayment terms.

NOTE 6 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company has deficits in both shareholders’ equity and working capital of $47,050.

As of June 30, 2015 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation – Three Months Ended June 30, 2015

The following table summarizes the result of our operation during the three months ended June 30, 2015

	Three months ended June 30,		Increase
	2015	2014	(decrease)	%Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(5,000)	(5,000)	-	-
Loss from operations	(5,000)	(5,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(5,000)	(5,000)	-	-

General and administrative expenses

There was no change in General and administrative expenses between the three months ended June 30, 2015 and the three months ended June 30, 2014. Both periods have incurred $5,000 as general and administrative expenses which were all legal and professional fees. The Company has agreed with the professional parties to fix the costs at the current level so long the Company is still dormant.

Net loss

Net loss was $5,000 for the three months ended June 30, 2015 which was the same as the three months ended June 30, 2014.

Results of Operation – Six Months Ended June 30, 2015

The following table summarizes the result of our operation during the six months ended June 30, 2015:

	Six months ended June 30,		Increase
	2015	2014	(decrease)	%Change

Revenue	$-	-	-	N/A
Gross profit	-	-	-	N/A
Other Revenue	-	-	-	N/A
General & administrative	(10,000)	(8,450)	(1,550)	18%
Loss from operations	(10,000)	(8,450)	(1,550)	18%
Income tax expenses	-	-	-
Loss for the period	$(10,000)	(8,450)	(1,550)	18%

General and administrative expenses

General and administrative expenses increased from $8,450 in the six months ended June 30, 2014 to $10,000 for the same period of 2015, representing an increase of $1,550 or 18%. The increase was mainly attributable to increase in professional fees.

Net loss

Net loss was $10,000 for the six months ended June 30, 2015 as compared to net loss of $8,450 for the same period of 2014. The increase of net loss was mainly attributable to the increase of professional fees.

Liquidity and Capital Resources from Operations

Cash

There was no cash balance at June 30, 2015.

Cash flow

Net cash used in operating activities during the six months ended June 30, 2015 amounted to $13,400, compared to $10,200 net cash used in operating activities in the same period of 2014.

Working capital

Our net current liabilities increased by $10,000 to $47,050 at June 30, 2015 from $37,050 at December 31, 2014. The increase in net current liabilities was mainly due to an increase in accrued professional expenses.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: August 14, 2015	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: August 14, 2015	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer

