Form 10-K
period 2015-12-31
YUS INTERNATIONAL GROUP Ltd
filed 2016-05-02
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

(1) Yes ☒ No ☐ (2) Yes x No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end, December 31, 2015: N/A.

Number of the issuer's Common Stock outstanding as of April 25, 2016: 6,819,120

Documents incorporated by reference: None.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Part 1, Item 1 "Description of Business" and Part 1, Item 7 "Management's Discussion and Analysis", including under the heading "– Risk Factors" under Part 1, Item 1A. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward- looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited ("GME") to acquire 100% ownership of GME from its shareholders. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to its original shareholders.

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

Business Plan

Our current business plan is to seek and identify appropriate business opportunity for development of our new line of business.We have no capital and must depend on the resources of our shareholders to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

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

We do not propose to restrict our search for business opportunity to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

 No Assurance of Success or Profitability

There is no assurance that the Company will start a favorable business. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business to Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Dependence upon Management, Limited Participation of Management

The Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring business opportunities and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business opportunities by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and © receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stockand no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains a mailing address at Room A, Block B, 21/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong. The Company's telephone number there is +852 36986699. Other than this mailing address, the Company does not currently maintain any physical or other office facilities. The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by its shareholders.It is likely that the Company will not establish an physical office until it has commenced a new line of business, but it is not possible to predict what arrangements will actually be made with respect to future office facilities..

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company's common stock is listed on the Over the Counter Exchange under the symbol "YUSG".

	High	Low
Fiscal Year 2015
Fourth quarter ended December 31, 2015	$3	$1.25
Third quarter ended September 30, 2015	1.41	1
Second quarter ended June 30, 2015	1.41	1.41
First quarter, ended March 31, 2015	1.41	1.41

Fiscal Year 2014
Fourth quarter ended December 31, 2014	$1.41	$1.41
Third quarter ended September 30, 2014	1.41	1.41
Second quarter ended June 30, 2014	1.41	0.5
First quarter, ended March 31, 2014	0.5	0.5

Approximate Number of Equity Security Holders

On December 31, 2015, the Company's common stock had a closing price quotation of $1.5. As of December 31, 2015, there were approximately 42 certificate holders of record of the Company's common stock.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles ("GAAP") Financial Measures

We use GAAP financial measures in the section of this report captioned "Management's Discussion and Analysis or Plan of Operation" ("MD&A"). All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings or losses for the periods covered.

Results of Operation- Year Ended December 31, 2015

The following table summarizes the result of our operation during the twelve months ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
Revenue	$-	$-
Gross profit	-	-
Other income	-	-
General & administrative	(25,000)	(23,450)
Loss from operations	(25,000)	(23,450)
Income tax expenses	-	-
Loss for the year	$(25,000)	$(23,450)

Revenues

There was no revenue for both years ended December 31, 2015 and 2014. Despite the change of control in May 2013, the Company remained dormant. Originally, the new management had no intention to change the principal activity of the Company. However, towards the end of 2013, it was realized that the new management was not in a position to continue the old line of business. As of date of this report, the new management is actively seeking other profitable business opportunities for the company.

General and administrative expenses

General and administrative expenses increased from $23,450 in 2014 to $25,000 in 2015. The Company has been dormant since the change of control in May 2013, The general and administrative expenses for both years represent professional fees to accountants, lawyer and transfer agent to enable the Company to fulfill the ongoing requirements of the US SEC.

Loss before tax

As a result of the above reasons, loss for the year ended December 31, 2015 was $25,000.

Liquidity and Capital Resources

As of December 31, 2015, we had no cash and cash equivalents. Liabilities at December 31, 2015 totaled $62,050, and consisted mainly of $44,450 in shareholders' advances and $17,600 in accrued expenses.

As of December 31, 2015, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position

	Year ended December 31
	2015	2014
Net cash used in operating activities	$(18,400)	$(20,500)
Net cash generated from financing activities	18,400	20,500
Net change in cash and cash equivalents	-	-

Cash flows used in operatingactivities

Net cash used in operating activities was $18,400 for the year ended December 31, 2015. It was mainly attributable to net loss for the year.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2015 was $18,400. It was due to the increase of shareholders' advance.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company's significant accounting policies are presented in the Company's notes to financial statements for the year ended December 31, 2015, which are contained in this filing, the Company's 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

The Company does not expect any of the following recent accounting pronouncements to have a material effect on the Company's financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. there is no material impact on the consolidated financial statements upon adoption.

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

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

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

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company's consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items . This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statements.

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

The audited financial statements for the year ended December 31, 2015 begin on the next page.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2015 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer had concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2015.

 Management's Report on Internal Control Over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses did not exist.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of YUS International Group Limited

Hong Kong

We have audited the accompanying balance sheet of YUS International Group Limited (the "Company") as of December 31, 2015 and December 31, 2014 and the related statements of operations and comprehensive income, statement of changes in stockholders' equity and statement of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and December 31, 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

April 29, 2016

Hong Kong, China

YUS INTERNATIONALGROUP LIMITED

BALANCE SHEET

AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
Assets
Current assets
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accrued expenses	$17,600	$11,000
Advances from shareholders	44,450	26,050

Total current liabilities	62,050	37,050

Total liabilities	$62,050	$37,050

Stockholders'equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of December, 2015 and December 2014 respectively	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,163,983)	(1,138,983)

Total stockholders' equity	(62,050)	(37,050)

Total liabilities and stockholders' equity	$-	$-

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	25,000	23,450

Total operating expenses	25,000	23,450

Loss from operations	(25,000)	(23,450)

Other income	-	-

Loss before provision for income taxes	(25,000)	(23,450)

Provision for income taxes		-

Net loss for the year	(25,000)	(23,450)

Other comprehensive income		-

Total comprehensive loss for the Year	$(25,000)	$(23,450)

Earnings/(loss) per share, basic and diluted	$(0.004)	$(0.003)

Weighted average number of shares outstanding - basic and diluted	6,819,120	6,819,120

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Additional
	Number of		paid-in	Accumulated	Total
	shares	Amount	capital	deficits	Equity

Balance at January 1, 2014	6,819,120	$681,912	$420,021	(1,115,533)	(13,600)

Net loss for the year	-	-	-	(23,450)	(23,450)

Balance at December 31, 2014 and January 1, 2015	6,819,120	$681,912	$420,021	(1,138,983)	(37,050)

Net loss for the year	-	-	-	(25,000)	(25,000)

Balance at December 31, 2015	6,819,120	$681,912	$420,021	(1,163,983)	(62,050)

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Loss from operations	$(25,000)	$(23,450)
Adjustments to reconcile net income/loss to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Increase in accrued expenses and other payables	6,600	2,950
Net cash used in operating activities	(18,400)	(20,500)

Cash flows from financing activities
Increase in advances from shareholders	18,400	20,500
Net cash generated fromoperating activities	$18,400	$20,500

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at the end of year	-	-

Other non-cash transactions
Capitalization of advances from a shareholder	-	-
Capitalization of note payable	-	-
	-	-

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware.

At the beginning of 2010, The Company was principally engaged in operating liquid crystal display ("LCD") flat-panel televisions and LCD billboards that advertise throughout Hong Kong and create revenue by selling advertising airtime. On August 31, 2010 the Company closed an Agreement for a Share Exchange with Global Mania Empire Management Limited ("GME") to acquire 100% ownership of GME from its shareholders. GME is a Hong Kong company that specializes in project and artist management.

On January 21, 2011, the Company entered into an Asset Sale, Purchase and Transfer Agreement (the "Sale Agreement") with the collective former shareholders of GME, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, and Wong Wing Fung Charlie, each an individual resident of Hong Kong (collectively referred to as "Buyers").

According to the terms of the Sale Agreement, the Registrant sold its subsidiary Asian Trends Broadcasting Inc. ("ATBI"), a British Virgin Islands company and its subsidiaries GME, Great China Media Limited ("GCM"), a Hong Kong company, and Great China Game Limited ("GCG"), a Hong Kong company, to the Buyers. The consideration for the transaction shall consist of the return by the Buyers and surrender to the Registrant of a total of 22,147,810 shares of the Registrant's common stock.

The project and artist management are reported as discontinued operations. The comparative amounts in consolidated statements of income and consolidated statements of cash flows that attributable to the discontinued operations are reclassified to confront to current year's presentation.

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

On April 9, 2014, Mr. Yu Lok Manresigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

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

The Company's major operations in Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

No depreciation expense attributable to continuing operations for the years ended December 31, 2015 and 2014.

(e) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2015, the Company impaired property, plant and equipment of $0. The amount was charged to operation as a general and administrative expense for the year then ended.

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

The Company has no income tax expense for year ended December 31, 2015 and 2014 respectively. There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

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

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2015 and 2014, there was no dilutive security outstanding.

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

	2015	2014

Year end HK$ : US$ exchange rate	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282

(n) Recent accounting pronouncements

The Company does not expect any of the following recent accounting pronouncements to have a material effect on the Company's financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. There is no material impact on the consolidated financial statements upon adoption.

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

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

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

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company's consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items . This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses represent mainly accrued professional fees which are all current.

NOTE 4 - ADVANCES FROM SHAREHOLDERS

The balances are unsecured, interest-free and repayable on demand.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company's continuation as a going concern. As of December 31, 2015, the Company has accumulated deficits of $1,163,983 and a negative working capital of $62,050.

As of December 31, 2015, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 - SUBSEQUENT EVENTS

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

ITEM 10.02 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2015 are as follows:

Name	Age	Title
Yu Cheung Fai Alex	51	Director
Yu Ka Wai	36	Director
Chan Fuk Yu	33	Director and Chief Financial Officer (Note)
Ho Kam Hang	37	Chief Executive Officer

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

Mr. Ho Kam Hang

Mr. Ho, age 37, is the Chief Executive Officer of the Company.

Mr. Ho has over thirteen years of experience in investment alternatives including gold, securities, foreign exchange and private equity funds. For the past ten years, Mr. Ho has worked as a financial practitioner and senior vice president in several Hong Kong's largest Chinese-owned financial group companies.

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

Mr. Yu Cheung Fai Alex

Mr. Yu, age 51, is a director of the Company.

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

Mr. Yu, age 36, is a director of the Company.

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

Ms. Chan Fuk Yu

Ms. Chan, age 33, is a director and Chief Financial Officer of the Company and a renowned investment analyst.

From 2003 to present, Ms. Chan has been the director of YUS International Group Limited, located in Hong Kong. Her clients include individuals, investment advisors, corporations, executives, and insurance companies. She also performs significant research and analysis of economic, industry, and company analyses in the evaluation of investment alternatives including private equity funds, gold, securities, real estate and foreign exchanges.

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

ITEM 11. EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2015 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2015 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists ofMs. Chan Fuk Yu, Mr. Yu Cheung Fai Alex and Mr. Yu Ka Wai. We are actively seeking additional board members with industry experience.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Restricted Stock	YUS INTERNATIONAL GROUP LIMITED Room A Blk A 22/F, Billion Centre, 1Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-3,215,229-	47.1%
Restricted Stock	YUS INTERNATIONAL BULLION LIMITED Room A Blk A 22/F, Billion Centre, 1Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-2,045,736-	30%
Restricted Stock	YUS BROADCASTING LIMITED Room 03-04, 7/F, Hong Leong Industrial Complex, 4 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-681,912-	10%
Restricted Stock	YUS INTERNATIONAL DEVELOPER LIMITED Room 03-04, 7/F, Hong Leong Industrial Complex, 4 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong	-681,912-	10%

(1) The percentage of class is based on 6,819,120 shares of common stock issued and outstanding as ofApril 25, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no material related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On April 8, 2014, Albert Wong & Co., ("Wong") resigned as our independent registered public accounting firm. On the same date, Anthony Kam & Associates Limited ("AKAM") was appointed as independent registered public accounting firm of our Company.

We paid the following fees to its auditors during its fiscal years ended December 31, 2015 and 2014:

AKAM

2015	$8,400
2014	7,900

Audit Related Fees

For our fiscal year ended December 31, 2015 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2015.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre- approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC's rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

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

Procedures All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC's rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

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

YUS International Group Limited

By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer
Dated: April 29, 2016

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ho Kam Hang	Chief Executive Officer	April 29, 2016
Ho Kam Hang

/s/ Chan Fuk Yu	Chief Financial Officer	April 29, 2016
Chan Fuk Yu

