Form 10-Q
period 2016-06-30
YUS INTERNATIONAL GROUP Ltd
filed 2016-08-22
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 12, 2016, the issuer's classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accrued expenses	$27,600	$17,600
Advance from a shareholder	44,450	44,450
Total current liabilities	72,050	62,050

Total liabilities	$72,050	$62,050

Stockholders' equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of June 30, 2016 and December 31, 2015	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,173,983)	(1,163,983)

Total stockholders' deficits	(72,050)	(62,050)

Total liabilities and stockholders' equity	$-	$-

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSEDSTATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	5,000	5,000
Total operating expenses	5,000	5,000

Loss from operations	(5,000)	(5,000)
Other income	-	-

Loss before provision for income taxes	(5,000)	(5,000)

Provision for income taxes	-	-

Loss for the period	(5,000)	(5,000)

Other comprehensive income	-	-

Total comprehensive loss for the period	$(5,000)	$(5,000)

Losses per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding, basic and diluted	6,819,120	6,819,120

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities
Net loss	$(5,000)	$(5,000)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Increase in accrued expenses and other payables	5,000	1,300
Net cash used in operating activities	-	(3,700)

Cash flows from financing activities
Advances from a shareholder	-	3,700
Net cash provided by financing activities	-	3,700

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company and the Company's subsidiaries for the three months ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is the Hong Kong Dollar ("HKD"), while the reporting currency is the US Dollar.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, results of operations for the three months ended June 30, 2016 and cash flows for the three months ended June 30, 2016 have been made. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

	June 30, 2016	December 31, 2015	June 30, 2015

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average yearly HK$ : US$ exchange rate	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2016 and December 31, 2015 represent accrued fees payable to various professional parties and service providers.

NOTE 5 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of June 30, 2016 is unsecured, interest-free and has no fixed repayment terms.

NOTE 6 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2016, the Company has deficits in both shareholders' equity and working capital of $72,050.

As of June 30, 2016 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Three Months Ended June 30, 2016

The following table summarizes the result of our operation during the three months ended June 30, 2016

	Three months ended June 30,		Increase
	2016	2015	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(5,000)	(5,000)	-	-
Loss from operations	(5,000)	(5,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(5,000)	(5,000)	-	-

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2016 remained the same as the same period of 2015 which were all professional fees. The Company has been dormant during the quarter and there was no corporate action. Therefore, the level of professional fees remained the same.

Net loss

Net loss was $5,000 for the three months ended June 30, 2016 which remained the same as the period for the three months ended June 30, 2015.

Liquidity and Capital Resources from Operations

Cash

There was no cash balance at June 30, 2016 and December 31, 2015.

Cash flow

There was no net cash used in operating activities during the three months ended June 30, 2016, compared to $3,700 net cash used in operating activities in the same period of 2015.

Working capital

Our net current liabilities increased by $10,000 to $72,050 at June 30, 2016 from $62,050 at December 31, 2015. The increase in net current liabilities was mainly due to an increase in accrued professional expenses.

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

The Company's management confirms that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: August 20, 2016	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: August 20, 2016	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer

