Form 10-Q
period 2016-09-30
YUS INTERNATIONAL GROUP Ltd
filed 2016-11-21
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 21, 2016, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$17,600	$17,600
Advance from a shareholder	59,450	44,450
Total current liabilities	77,050	62,050

Total liabilities	$77,050	$62,050

Stockholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of September 30, 2016 and December 31, 2015	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,178,983)	(1,163,983)

Total stockholders’ equity	(77,050)	(62,050)

Total liabilities and stockholders’ equity	$-	$-

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED

CONDENSEDSTATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OTHER REVENUE	-	-	-	-

EXPENSES
General and administrative	5,000	5,000	15,000	15,000
TOTAL OPERATING EXPENSES	5,000	5,000	15,000	15,000

LOSS BEFORE TAXES	(5,000)	(5,000)	(15,000)	(15,000)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FOR THE PERIOD	$(5,000)	(5,000)	(15,000)	(15,000)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(5,000)	(5,000)	(15,000)	(15,000)

LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,819,120	6,819,120	6,819,120	6,819,120

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended
	Sept 30, 2016	Sept 30, 2015

Cash flows from operating activities
Net loss	$(15,000)	$(15,000)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Decrease in accrued expenses and other payables	-	(3,400)
Net cash used in operating activities	(15,000)	(18,400)

Cash flows from financing activities
Advances from a shareholder	15,000	18,400
Net cash provided by financing activities	15,000	18,400

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On April 9, 2015, Mr. Yu Lok Man resigned as director of the Company and Dr. Chong Cheuk Man Yuki resigned as Chief Financial Officer of the Company. On the same day, Ms. Chen Yongqi Dawn was appointed as Chief Financial Officer of the Company.

On July 31, 2015, Ms. Chen Yongqi Dawn resigned as Chief Financial Officer of the Company. On the same day, Ms. Chan Fuk Yu was appointed as Chief Financial Officer of the Company.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong dollar (“HK$”), while the reporting currency is the US Dollar (“US$”).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016, results of operations and cash flows for the three months and nine months ended September 30, 2016 and 2015. The results of operations for the nine ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

(e) Foreign Currency Translation

The accompanying condensed financial statements are presented in United States dollars. The functional currency of the Company is Hong Kong Dollar. Capital accounts of the financial statements are translated into United States Dollars from Hong Kong Dollars at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the period. The translation rates are as follows:

	Nine months ended Sept 30, 2016	Year ended December 31, 2015	Nine months ended Sept 30, 2015

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

(g) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2016 and December 31, 2015 represent accrued fees payable to various professional parties and service providers.

NOTE 5 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of September 30, 2016 and December 31, 2015 are unsecured, interest-free and has no fixed repayment terms.

NOTE 6 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2016, the Company has deficits in both shareholders’ equity and working capital of $77,050.

As of September 30, 2016 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the result of our operation during the three months ended September 30, 2016.

	Three months ended September 30,		Increase	%
	2016	2015	(decrease)	Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(5,000)	(5,000)	-	-
Loss from operations	(5,000)	(5,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(5,000)	(5,000)	-	-

General and administrative expenses

There was no change in general and administrative expenses between the three months ended September 30, 2016 and the three months ended September 30, 2015. Both periods have incurred $5,000 as general and administrative expenses which were all legal and professional fees. The Company has agreed with the professional parties to fix the costs at the current level so long the Company is still dormant.

Net loss

Net loss was $5,000 for the three months ended September 30, 2016 which was the same as the three months ended September 30, 2015.

Results of Operation – Nine Months Ended September 30, 2016

The following table summarizes the result of our operation during the nine months ended September 30, 2016.

	Nine months ended September 30,		Increase	%
	2016	2015	(decrease)	Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(15,000)	(15,000)	-	-
Loss from operations	(15,000)	(15,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(15,000)	(15,000)	-	-

General and administrative expenses

There was no change in general and administrative expenses between the nine months ended September 30, 2016 and the nine months ended September 30, 2015. Both periods have incurred $15,000 as general and administrative expenses which were all legal and professional fees. The Company has agreed with the professional parties to fix the costs at the current level so long the Company is still dormant.

Net loss

Net loss was $15,000 for the nine months ended September 30, 2016 which was the same as the nine months ended September 30, 2015.

Liquidity and Capital Resources from Operations

Cash

There was no cash balance at September 30, 2016.

Cash flow

Net cash used in operating activities during the nine months ended September 30, 2016 amounted to $15,000, which was solely attributed to net loss for the period. Net cash used in operating activities during the nine months ended September 30, 2015 amounted to $18,400, in which $15,000 was attributed to net loss for the period and $3,400 was attributed to decrease in accrued expenses and other payables. Net cash provided by financing activities of $15,000 and $18,400 for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 respectively was attributed soly to advances from a shareholder to finance the operation of the Company.

Working capital

Our net current liabilities increased by $15,000 to $77,050 at September 30, 2016 from $62,050 at December 31, 2015. The increase in net current liabilities was due to an increase in advances from a shareholder for settling professional expenses.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: November 21, 2016	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: November 21, 2016	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer

