Form 10-K
period 2016-12-31
YUS INTERNATIONAL GROUP Ltd
filed 2017-04-17
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2016: N/A.

Number of the issuer’s Common Stock outstanding as of the latest practicable date: 6,819,120 shares as of April 13, 2017

Documents incorporated by reference: None.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Part 1, Item 1 “Description of Business” and Part 1, Item 7 “Management's Discussion and Analysis”, including under the heading “– Risk Factors” under Part 1, Item 1A. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

The analysis of business opportunities will be undertaken by or under the supervision of our Board of Directors. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

-	Potential for future earnings and appreciation of value of securities;

-	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

-	Historical results of operation;

-	Liquidity and availability of capital resources;

-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

-	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

-	Amount of debt and contingent liabilities; and

-	The products and/or services and marketing concepts of the target business

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

Regulation of Penny Stocks

The U.S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (v) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be a Scarcity of and/or Significant Competition for Business Opportunities and/or Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. Many established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all the comments have been cleared by the Commission.

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

Taxation

Federal and state tax consequences will likely be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains a mailing address at Room A, Block B, 21/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong. The Company’s telephone number there is +852 36986699. Other than this mailing address, the Company does not currently maintain any physical or other office facilities. The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by its shareholders. It is likely that the Company will not establish a physical office until it has commenced a new line of business, but it is not possible to predict what arrangements will be made with respect to future office facilities.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Securities Holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Exchange under the symbol “YUSG”.

	High	Low
Fiscal Year 2016
Fourth quarter ended December 31, 2016	$1.5	0.055
Third quarter ended September 30, 2016	1.5	1.5
Second quarter ended June 30, 2016	1.5	1.5
First quarter, ended March 31, 2016	1.5	1.25

Fiscal Year 2015
Fourth quarter ended December 31, 2015	$3	$1.25
Third quarter ended September 30, 2015	1.41	1
Second quarter ended June 30, 2015	1.41	1.41
First quarter, ended March 31, 2015	1.41	1.41

Approximate Number of Equity Security Holders

On December 31, 2016, the Company's common stock had a closing price quotation of $0.055. As of December 31, 2016, there were approximately 42 certificate holders of record of the Company’s common stock.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (“MD&A”). All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings or losses for the periods covered.

Results of Operation- Year Ended December 31, 2016

The following table summarizes the result of our operation during the twelve months ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016	2015
Revenue	$-	$-
Gross profit	-	-
Other income	-	-
General & administrative	(25,000)	(25,000)
Loss from operations	(25,000)	(25,000)
Income tax expenses	-	-
Loss for the year	$(25,000)	$(25,000)

Revenues

There was no revenue for both years ended December 31, 2016 and 2015. Despite the change of control in May 2013, the Company remained dormant. Originally, the new management had no intention to change the principal activity of the Company. However, towards the end of 2013, it was realized that the new management was not able to continue the old line of business. As of date of this report, the new management is actively seeking other profitable business opportunities for the company.

General and administrative expenses

General and administrative expenses remained at the level of $25,000 for both years of 2016 and 2015. The Company has been dormant since the change of control in May 2013, the general and administrative expenses for both years represent professional fees to accountants, lawyer and transfer agent to enable the Company to fulfill the ongoing requirements of the US SEC.

Loss before tax

Because of the above reasons, losses for both years of 2016 and 2015 were $25,000.

Liquidity and Capital Resources

As of December 31, 2016, we had no cash and cash equivalents. Liabilities at December 31, 2016 totaled $87,050, and consisted mainly of $74,150 in shareholders’ advances and $12,900 in accrued expenses.

As of December 31, 2016, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position

	Year ended December 31
	2016	2015
Net cash used in operating activities	$(29,700)	$(18,400)
Net cash generated from financing activities	29,700	18,400
Net change in cash and cash equivalents	-	-

Cash flows used in operatingactivities

Net cash used in operating activities was $29,700 for the year ended December 31, 2016. It was mainly attributable to net loss for the year.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2016 was $29,700. It was attributable to advances from shareholders for financing the operation of the Company.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the year ended December 31, 2016, which are contained in this filing, the Company’s 2016 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

See Item 8 – Footnote NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2016 begin on the next page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2016 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer had concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2016.

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

Management, under the supervision of the Company’s Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls after the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of YUS International Group Limited

Hong Kong

We have audited the accompanying balance sheet of YUS International Group Limited (the “Company”) as of December 31, 2016 and December 31, 2015 and the related statements of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Anthony Kam & Associates Limited

Certified Public Accountants

April 13, 2017

Hong Kong, China

YUS INTERNATIONALGROUP LIMITED

BALANCE SHEET

AS OF DECEMBER 31, 2016, AND 2015

	2016	2015
Assets
Current assets
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$12,900	$17,600
Advances from shareholders	74,150	44,450

Total current liabilities	87,050	62,050

Total liabilities	$87,050	$62,050

Stockholders’equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of December 31, 2016 and 2015 respectively	681,912	681,912
Additional paid in capital	420,021	420,021
Accumulated deficit	(1,188,983)	(1,163,983)

Total stockholders’ equity	(87,050)	(62,050)

Total liabilities and stockholders’ equity	$-	$-

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	25,000	25,000

Total operating expenses	25,000	25,000

Loss from operations	(25,000)	(25,000)

Other income	-	-

Loss before provision for income taxes	(25,000)	(25,000)

Provision for income taxes		-

Net loss for the year	(25,000)	(25,000)

Other comprehensive income		-

Total comprehensive loss for the Year	$(25,000)	$(25,000)

Earnings/(loss) per share, basic and diluted	$(0.004)	$(0.004)

Weighted average number of shares outstanding - basic and diluted	6,819,120	6,819,120

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common stock		Additional
	Number of		paid-in	Accumulated	Total
	Shares	Amount	capital	deficits	Equity

Balance at January 1, 2015	6,819,120	$681,912	$420,021	(1,138,983)	(37,050)

Net loss for the year	-	-	-	(25,000)	(25,000)

Balance at December 31, 2015 and January 1, 2016	6,819,120	$681,912	$420,021	(1,163,983)	(62,050)

Net loss for the year	-	-	-	(25,000)	(25,000)

Balance at December 31, 2016	6,819,120	$681,912	$420,021	(1,188,983)	(87,050)

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Cash flows from operating activities:
Loss from operations	$(25,000)	$(25,000)
Adjustments to reconcile net income/loss to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
(Decrease)/Increase in accrued expenses and other payables	(4,700)	6,600
Net cash used in operating activities	(29,700)	(18,400)

Cash flows from financing activities
Increase in advances from shareholders	29,700	18,400
Net cash generated from financing activities	$29,700	$18,400

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at the end of year	-	-

Other non-cash transactions
Capitalization of advances from a shareholder	-	-
Capitalization of note payable	-	-
	-	-

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

On January 21, 2011, the Company entered into an Asset Sale, Purchase and Transfer Agreement (the “Sale Agreement”) with the collective former shareholders of GME, namely Kwong Kwan Yin Roy, Dragon Billion International Limited, and Wong Wing Fung Charlie, each an individual resident of Hong Kong (collectively referred to as “Buyers”).

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

No depreciation expense attributable to continuing operations for the years ended December 31, 2016 and 2015.

(e) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2016 and 2015, the Company impaired property, plant and equipment of $0. The amount was charged to operation as a general and administrative expense for the year then ended.

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

The Company has no income tax expense for year ended December 31, 2016 and 2015 respectively. There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

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

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2016 and 2015, there was no dilutive security outstanding.

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

(l) Foreign currency translation

The accompanying financial statements are presented in United States Dollar (US$). The functional currency of the Company is Hong Kong Dollar (HK$). Capital accounts of the financial statements are translated into US$ from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

	2016	2015

Year end HK$: US$ exchange rate	0.1282	0.1282
Average yearly HK$: US$ exchange rate	0.1282	0.1282

(n) Recent accounting pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, ”Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, ”Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses represent mainly accrued professional fees to unrelated third party service provider which are all current.

NOTE 4 – ADVANCES FROM SHAREHOLDERS

The balances are unsecured, interest-free and repayable on demand.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2016, the Company has accumulated deficits of $1,188,983 and a negative working capital of $87,050.

As of December 31, 2016, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6- CONTINGENT LIABILITIES

The Company has not filed the required audited financial statements of YUS International Holdings Limited (“YIH”) for the acquisition of entire issued capital of YIH, details of which are disclosed in Note 8. The Company has not fulfilled the reporting requirements of the U.S. Securities and Exchange Commission, and may be subjected to follow-up action of the relevant authority.

NOTE 7– SIGNIFICANT SUBSEQUENT EVENTS

On January 12, 2017, the Company acquired 100% of the outstanding equity capital of YUS International Holdings Limited (“YIH”) for US$10,000 from Ho Kam Hang, the Company’s Chief Executive Officer, and Yu Cheung Fai Alex, a director of the Company. This transaction has the effect of making YIH a wholly-owned subsidiary of the Company. YIH is a limited company organized under the laws of Hong Kong. Other than holding dormant bank accounts, YIH has no material assets, liabilities, or operations.

PART III

ITEM 10.01 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

None

ITEM 10.02 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2016 are as follows:

Name	Age	Title
Yu Cheung Fai Alex	52	Director
Yu Ka Wai	37	Director
Chan Fuk Yu	34	Director and Chief Financial Officer (Note)
Ho Kam Hang	38	Chief Executive Officer

Mr. Ho Kam Hang

Mr. Ho, age 38, is the Chief Executive Officer of the Company.

Mr. Ho has over thirteen years of experience in investment alternatives including gold, securities, foreign exchange and private equity funds. For the past ten years, Mr. Ho has worked as a financial practitioner and senior vice president in several Hong Kong’s largest Chinese-owned financial group companies.

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

Mr. Yu Cheung Fai Alex

Mr. Yu, age 52, is a director of the Company.

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

Mr. Yu, age 37, is a director of the Company.

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

Ms. Chan Fuk Yu

Ms. Chan, age 34, is a director and Chief Financial Officer of the Company and a renowned investment analyst.

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

ITEM 11. EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2016 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2016 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2016, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

___________

(1) The percentage of class is based on 6,819,120 shares of common stock issued and outstanding as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no material related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We paid the following fees to auditor, AKAM, during the fiscal years ended December 31, 2016 and 2015:

AKAM

2016	$8,400
2015	8,400

Audit Related Fees

For our fiscal year ended December 31, 2016 we incurred no audit-related fees.

Tax Fees

For our fiscal year ended December 31, 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2016.

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

YUS International Group Limited

Dated: April 17, 2017	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ho Kam Hang
Ho Kam Hang	Chief Executive Officer	April 17, 2017

/s/ Chan Fuk Yu
Chan Fuk Yu	Chief Financial Officer	April 17, 2017

