Form 10-Q
period 2017-03-31
YUS INTERNATIONAL GROUP Ltd
filed 2017-06-30
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 29, 2017, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$6,875	$6,875
Total current assets	6,875	6,875

Total assets	$6,875	$6,875

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$17,900	$12,900
Advance from a shareholder	89,743	79,743
Total current liabilities	107,643	92,643

Total liabilities	$107,643	$92,643

Stockholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of March 31, 2017 and December 31, 2016	681,912	681,912
Additional paid in capital	411,303	421,303
Accumulated deficit	(1,193,983)	(1,188,983)

Total stockholders’ equity	(100,768)	(85,768)

Total liabilities and stockholders’ equity	$6,875	$6,875

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	5,000	5,000
Total operating expenses	5,000	5,000

Loss from operations	(5,000)	(5,000)

Other income	-	-

Loss before provision for income taxes	(5,000)	(5,000)

Provision for income taxes	-	-

Loss for the period	(5,000)	(5,000)

Other comprehensive income	-	-

Total comprehensive loss for the period	$(5,000)	$(5,000)

Losses per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding, basic and diluted	6,819,120	6,819,120

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31, 2017	March 31, 2016
		(Restated)
Cash flows from operating activities
Net loss	$(5,000)	$(5,000)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Increase in accrued expenses and other payables	5,000	5,000
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from investing activities	-	-

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	6,875	6,875

Cash and cash equivalents at end of period	$6,875	$6,875

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

At the beginning of 2010, the Company was principally engaged in operating LCD flat-panel televisions and LCD billboards that advertise throughout Hong Kong, creating revenue by selling advertising airtime. On August 31, 2010, the Company acquired 100% ownership of Global Mania Empire Management Limited (“GME”) from its shareholders with a consideration of 22,147,810 shares. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to the original shareholders by receiving 22,147,810 shares of the Company’s common stock.

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

On January 12, 2017, the Company acquired 100% of the outstanding equity capital of YUS International Holdings Limited (“YIH”) for US$10,000 from Ho Kam Hang, the Company’s Chief Executive Officer, and Yu Cheung Fai Alex, a director of the Company. This transaction has the effect of making YIH a wholly-owned subsidiary of the Company. YIH is a limited company organized under the laws of Hong Kong. Other than holding dormant bank accounts, YIH has no material assets, liabilities, or operations. It is accounted for as a common control business combination under ASC 805.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

For the three months ended and as of March 31, 2017, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1) YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

The acquisition of all of the issued and outstanding stock of YIH on January 12, 2017 was accounted for as a common control business combination under ASC 805. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2017, results of operations and cash flows for the three months ended March 31, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

(e) Foreign Currency Translation

The Company translates its foreign operations to US dollars in accordance with ASC 830, “Foreign Currency Matters”. The Company's functional currency and reporting currency is U.S. dollar, except its subsidiary’s functional currency is Hong Kong Dollars (“HKD”).

The Company's subsidiary, whose records are not maintained in that company's functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiary, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	3 months ended Mar 31, 2017	Year ended December 31, 2016	3 months ended Mar 31, 2016

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

(f) Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

NOTE 4 – BUSINESS COMBINATION

On January 12, 2017, the Company acquired 100% of the issued share capital of YUS International Holdings Limited, a Hong Kong corporation (“YIH”) for a consideration of US$10,000. As the transaction is between entities under common control, the Company has reported the results of operations for the period in a manner similar to a pooling of interests under ASC 805. The Company has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values. Any difference between consideration given by the Company and the carrying values of the net assets of YIH is recognized in equity as either a dividend paid or received. All significant inter-company balances and transactions have been eliminated. Comparative financial statements are retrospectively restated as if the Company and YIH had always been combined.

Recognition of dividend paid:

US$

Consideration given by the Company	10,000

Carrying values in the books of YIH:
Assets
Cash and cash equivalent	6,875
Liabilities
Due to shareholder assumed	(5,593)
Net assets to be combined	1,282

Deemed dividend paid	(8,718)

Company’s additional paid-in capital	420,021

Consolidated additional paid-in capital	411,303

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2017 and December 31, 2016 represent accrued fees payable to various professional parties and service providers.

NOTE 6 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of March 31, 2017 and December 31, 2016 are unsecured, interest-free and has no fixed repayment terms.

NOTE 7 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2017, the Company has deficits in shareholders’ equity of US$100,768 and deficits in working capital of $100,768.

As of March 31, 2017 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8:- CONTINGENT LIABILITIES

The Company has not filed the required audited financial statements of YUS International Holdings Limited (“YIH”) for the merger with YIH on January 12, 2017, details of which are disclosed in Note 1. The Company has not fulfilled the reporting requirements of the U.S. Securities and Exchange Commission, and may be subjected to follow-up action, subjected to the decision of the relevant authority.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the result of our operation during the three months ended March 31, 2017.

	Three months ended March 31,		Increase
	2017	2016	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(5,000)	(5,000)	-	-
Loss from operations	(5,000)	(5,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(5,000)	(5,000)	-	-

General and administrative expenses

There was no change in general and administrative expenses between the three months ended March 31, 2017 and the three months ended March 31, 2016. Both periods have incurred $5,000 as general and administrative expenses which were all legal and professional fees. The Company has agreed with the professional parties to fix the costs at the current level so long the Company is still dormant.

Net loss

Net loss was $5,000 for the three months ended March 31, 2017 which was the same as the three months ended March 31, 2016.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$6,875 at March 31, 2017.

Cash flows

No cash was used in operating activities during the three months ended March 31, 2017.

Working capital

Our net current liabilities increased by $15,000 to $107,643 at March 31, 2017 from $92,643 at December 31, 2016. The increase in net current liabilities was due to an increase in accrued expenses and advances from a shareholder.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities since last reported on the Company’s Form 10-K or 10-Q filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUS INTERNATIONAL GROUP LIMITED

Dated: June 29, 2017	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: June 29, 2017	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer

