Form 10-Q
period 2017-06-30
YUS INTERNATIONAL GROUP Ltd
filed 2017-08-22
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Large accelerated filer 	☐	Non-accelerated filer 	☐
Accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 21, 2017, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	6,819,120 shares

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$6,875	$6,875
Total current assets	6,875	6,875

Total assets	$6,875	$6,875

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accrued expenses	$21,800	$12,900
Advance from a shareholder	90,843	79,743
Total current liabilities	112,643	92,643

Total liabilities	$112,643	$92,643

Stockholders’ equity
Common stock, Par value $0.1, 225,000,000 shares authorized; $0.1 par value; 6,819,120 shares issued and outstanding as of June 30, 2017 and December 31, 2016	681,912	681,912
Additional paid in capital	411,303	421,303
Accumulated deficit	(1,198,983)	(1,188,983)

Total stockholders’ equity	(105,768)	(85,768)

Total liabilities and stockholders’ equity	$6,875	$6,875

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OTHER REVENUE	-	-	-	-

EXPENSES
General and administrative	5,000	5,000	10,000	10,000
TOTAL OPERATING EXPENSES	5,000	5,000	10,000	10,000

LOSS BEFORE TAXES	(5,000)	(5,000)	(10,000)	(10,000)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FOR THE PERIOD	$(5,000)	(5,000)	(10,000)	(10,000)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(5,000)	(5,000)	(10,000)	(10,000)

LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,819,120	6,819,120	6,819,120	6,819,120

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2017	June 30, 2016
		(Restated)
Cash flows from operating activities
Net loss	$(10,000)	$(10,000)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Increase in accrual and other payables	20,000	10,000
Net cash from/(used in) operating activities	10,000	-

Cash flows from investing activities
Consideration for acquisition of a subsidiary	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities	-	-

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	6,875	6,875

Cash and cash equivalents at end of period	$6,875	$6,875

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

For the three months ended and as of June 30, 2017, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1) YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

The acquisition of all of the issued and outstanding stock of YIH on January 12, 2017 was accounted for as a common control business combination under ASC 805. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2017, results of operations and cash flows for the three months ended June 30, 2017 have been made. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

(e) Foreign Currency Translation

The Company translates its foreign operations to US dollars in accordance with ASC 830, “Foreign Currency Matters ”. The Company's functional currency and reporting currency is U.S. dollar, except its subsidiary’s functional currency is Hong Kong Dollars (“HKD”).

The Company's subsidiary, whose records are not maintained in that company's functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiary, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	3 months ended June 30, 2017	Year ended December 31, 2016	3 months ended June 30, 2016

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2017 and December 31, 2016 represent accrued fees payable to various professional parties and service providers.

NOTE 6 – ADVANCE FROM A SHAREHOLDER

The advance from a shareholder as of June 30, 2017 and December 31, 2016 are unsecured, interest-free and has no fixed repayment terms.

NOTE 7 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2017, the Company has deficits in shareholders’ equity of US$105,768 and deficits in working capital of $105,768.

As of June 30, 2017 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity/debt offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8 - CONTINGENT LIABILITIES

The Company has not filed the required audited financial statements of YUS International Holdings Limited (“YIH”) for the merger with YIH on January 12, 2017, details of which are disclosed in Note 1. The Company has not fulfilled the reporting requirements of the U.S. Securities and Exchange Commission, and may be subjected to follow-up action which is subjected to the decision of the relevant authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Three Months Ended June 30, 2017

The following table summarizes the result of our operation during the three months ended June 30, 2017.

	Three months ended June 30,		Increase
	2017	2016	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(5,000)	(5,000)	-	-
Loss from operations	(5,000)	(5,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(5,000)	(5,000)	-	-

General and administrative expenses

There was no change in general and administrative expenses between the three months ended June 30, 2017 and the three months ended June 30, 2016. Both periods have incurred $5,000 as general and administrative expenses which were all legal and professional fees. The management has tried its best to fix the quarterly total professional fees at US$5,000. As the Group is still dormant, this can be achieved with the co-operation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Net loss

Net loss was $5,000 for the three months ended June 30, 2017 which was the same as the three months ended June 30, 2016.

Results of Operation – Six Months Ended June 30, 2017

The following table summarizes the result of our operation during the six months ended June 30, 2017.

	Six months ended June 30,		Increase
	2017	2016	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	-	-	-	-
General & administrative	(10,000)	(10,000)	-	-
Loss from operations	(10,000)	(10,000)	-	-
Income tax expenses	-	-	-	-
Loss for the period	$(10,000)	(10,000)	-	-

General and administrative expenses

There was no change in general and administrative expenses between the six months ended June 30, 2017 and the six months ended June 30, 2016. Both periods have incurred $10,000 as general and administrative expenses which were all legal and professional fees. The management has tried its best to fix the total professional fees for two quarters at US$10,000. As the Group is still dormant, this can be achieved with the co-operation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Net loss

Net loss was $10,000 for the six months ended June 30, 2017 which was the same as the six months ended June 30, 2016.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$6,875 at June 30, 2017.

Cash flows

Net cash from operating activities was US$10,000 for the six months ended June 30, 2017, compared with US$Nil for the six months ended June 30, 2016. The increase in net cash inflow is due to the increase in accruals and other payables.

Net cash used in investing activities was US$10,000 for the six months ended June 30, 2017, compared with US$Nil for the six months ended June 30, 2016. The increase in net cash outflow is due to the consideration paid for acquisition of a subsidiary.

Working capital

Our net current liabilities increased by $5,000 to $105,768 at June 30, 2017 from $100,768 at March 31, 2017. The increase in net current liabilities was due to an increase in advances from a shareholder and accrued expenses.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: August 21, 2017	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: August 21, 2017	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer

