Form 10-K
period 2017-12-31
YUS INTERNATIONAL GROUP Ltd
filed 2019-04-09
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No.  000-52020

YUS INTERNATIONAL GROUP LIMITED

( Exact name of small business issuer as specified in its charter )

NEVADA 900201309

(State or other jurisdiction of(IRS Employer

incorporation or organization)Identification No.)

Room A, Block B, 21/F Billion Centre, 1 Wang Kwong Road

Kowloon Bay, Kowloon, Hong Kongn/a

(Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code: 852-36986699

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ ]

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes [ ] No [x]  (2) Yes [x]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ]  No [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]Accelerated filer	[ ]
Non-accelerated filer	[ ]Smaller reporting company	[x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A.

Number of the issuer's Common Stock outstanding as of the latest  practicable date:   7,443,912  shares as of  March 31, 2019

Documents incorporated by reference: None.

1

2

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

 Details of the Company’s wholly owned subsidiaries and its Affiliated Hong Kong Entity as of December 31, 2017 and 2016 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
YUS International Holdings Limited	December 23, 2013	Hong Kong	100%	Dormant

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

The analysis of business opportunities will be undertaken by or under the supervision of our Board of Directors. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•Potential for future earnings and appreciation of value of securities;

•Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•Historical results of operation;

•Liquidity and availability of capital resources;

•Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•Amount of debt and contingent liabilities; and

•The products and/or services and marketing concepts of the target business

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

Limited Operating History Makes Potential Difficult to Assess

We began operations of our commercial location network in July 2008. Accordingly, we have a very limited p ast operating history which you can evaluate the viability and sustainability of our future business and its acceptance by future consumers. The Company currently has no assets or financial resources. The Company will, in all likelihood, continue to sustain minimal operating expenses without corresponding revenues, at least until the commencement of a new business. This will most likely result in the Company incurring a small operating loss until the Company can start a new business. There is no assurance that the Company can identify such a new line of business in the near future.

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

Dependence upon Management, Limited Participation of Management

The Company will be entirely dependent upon the experience of its officer s and director s in seeking, investigating, and acquiring business opportunities and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business opportunitie s by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder s . However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and Ó receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stock and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

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

ITEM 1B. UNSOLVED STAFF COMMENTS

The Company received a letter from the SEC dated January 31, 2019 that stated that the Company had fifteen days to file all delinquent reports. The SEC noted in its letter that if we did not file all delinquent reports within this time period, we may be subject to administrative proceedings to revoke our registration under the Securities and Exchange Act of 1934 without further notice. We received the letter on or about February 20, 2019 and have been working as quickly as possible to become current in our reporting requirements.

ITEM 2. PROPERTIES

The Company currently maintains a mailing address at Room A, Block B, 21/F , Billion Centre, 1 Wang Kwong Road , Kowloon Bay, Kowloon, Hong Kong. The Company's telephone number there is +852 36986699. Other than this mailing address, the Company does not currently maintain any physical or other office facilities . The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by its shareholders . It is likely that the Company will not establish an physical office until it has commenced a new line of business, but it is not possible to predict what arrangements will actually be made with respect to future office facilities..

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. MINE SAFETY PROCEDURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is quoted on the OTC Pink Market under the symbol “YUSG.”

	High	Low
Fiscal Year 2017
Fourth quarter ended December 31, 2017	$1.75	$1.00
Third quarter ended September 30, 2017	2.25	0.055
Second quarter ended June 30, 2017	0.055	0.055
First quarter, ended March 31, 2017	0.055	0.055
Fiscal Year 2016
Fourth quarter ended December 31, 2016	$1.5	$0.055
Third quarter ended September 30, 2016	1.5	1.5
Second quarter ended June 30, 2016	1.5	1.5
First quarter, ended March 31, 2016	1.5	1.25

Approximate Number of Equity Security Holders

On December 31 , 2017 , the Company's common stock had a closing price quotation of $1.00. As of December 31 , 2017, there were approximately 41 certificate holders of record of the Company's common stock. As of March 31, 2019, the Company had 7,443,912 shares issued and outstanding held by 41 shareholders.

Dividends

We have not declared or paid cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward- looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward- looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Results of Operation- Year Ended December 31, 2017 and 2016

The following table summarizes the result of our operation during the twelve months ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016
Revenue	$ -	$ -
Gross profit	-	-
Other income	-	-
General & administrative	(26,812)	(26,727)
Other income / (expense)	-	-
Interest income	1	-
Loss on disposal of a subsidiary	-	(4263)
Loss from operations	(26,811)	(30,990)
Income tax expenses	-	-
Loss for the year	$ (26,811)	$ (30,990)

Revenues

There was no revenue for both years ended December 31, 2017 and 2016. Despite the change of control in May 2013, the Company remained dormant. Originally, the new management had no intention to change the principal activity of the Company. However, towards the end of 2013, it was realized that the new management was not in a position to continue the old line of business. As of date of this report, the new management is actively seeking other profitable business opportunities for the company.

General and administrative expenses

General and administrative expenses increased from $26,727 in 2016 to $26,812 in 2017. The Company is an investment holding company, the general and administrative expenses for both years represent professional fees to accountants, lawyer and transfer agent to enable the Company to fulfill the ongoing requirements of the US SEC.

Loss before tax

As a result of the above reasons, loss for the year ended December 31, 2017 and 2016 was $26,811 and $30,990 accordingly.

Liquidity and Capital Resources

As of December 31, 2017, we had a balance of cash and cash equivalents of $48,896. Liabilities at December 31, 2017 totaled $157,185 and consisted mainly of $132,462 in amount due a director and $24,723 in accrued expenses.

As of December 31, 2017, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position

	For the year ended December 31,
	2017	2016
Net cash used in operating activities	$ (108,342)	$ (35,932)
Net cash generated from financing activities	150,362	36,314
Net change in cash and cash equivalents	42,020	382

Cash flows used in operating activities

Net cash used in operating activities was $108,342 for the year ended December 31, 2017. It was mainly attributable to net loss and increase in prepayment for the year.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $150,362. It was due to the increase of amount due to a director and net proceed from issuance of new share capital.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements .

Critical Accounting Policies

The Company's significant accounting policies are presented in the Company's notes to financial statements for the year ended December 31, 2017, which are contained in this filing, the Company's 2017 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

On October 2, 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220,  Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The ASU addresses 16 separate issues which include, for example, a correction to a cross reference regarding residual value guarantees, a clarification regarding rates implicit in lease contracts, and a consolidation of the requirements about lease classification reassessments. The guidance also addresses lessor reassessments of lease terms and purchase options, variable lease payments that depend on an index or a rate, investment tax credits, lease terms and purchase options, transition guidance for amounts previously recognized in business combinations, and certain transition adjustments, among others. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2017 begin on the next page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2019, the Company  engaged Centurion ZD CPA & Co. as the independent registered public accounting firm and auditors of the Company’s financial statements.  Concurrently the Company dismissed the prior independent registered public accounting firm, Anthony Kam & Associates Ltd. after the Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Anthony Kam & Associates Ltd. in 2017. This was disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12 , 2019 . In connection with the change in accountants, there have been no disagreements as required by this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Director s , and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2017 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Director s , and Chief Financial Officer ha d concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Director s , and Chief Financial Officer does not relate to reporting periods after December 31, 2017.

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

Management, under the supervision of the Company's Chief Executive Officer, Director s , and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 under the criteria set forth in the in Internal Control—Integrated Framework .

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

ITEM 9B. OTHER INFORMATION

None.

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.
香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室
Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078
Email 電郵: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of YUS International Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YUS International Group Limited (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Centurion ZD CPA & Co.

Centurion ZD CPA & Co.
Hong Kong
March 29, 2019
We have served as the Company's auditor since 2019

YUS INTERNATIONALGROUP LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(IN USD)

	December 31,	December 31,
ASSETS	2017	2016
		(restated)
Current assets
Prepayment	89,743	-
Amount due from a shareholder	210,345	-
Cash and cash equivalents	48,896	6,876

TOTAL ASSETS	348,984	6,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	24,723	16,511
Amount due to a shareholder	-	74,150
Amount due to a director	132,462	-
Amount due to a related parties	-	12,986

Total liabilities	157,185	103,647

Stockholders ‘equity
Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 and 6,819,123 shares issued and outstanding as of December 31, 2017 and 2016 respectively	744,391	681,912
Additional paid in capital	669,937	420,021
Merger reserve	4,268	1,282
Accumulated deficit	(1,226,797)	(1,199,986)

Total stockholders’ equity / (default)	191,799	(96,771)

Total liabilities and stockholders’ equity	348,984	6,876

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

	December 31,	December 31,
	2017	2016
		(restated)
Revenue	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	26,812	26,727

Loss from operations	(26,812)	(26,727)

Other income / (expenses)
Interest income	1	-
Loss on disposal of a subsidiary	-	(4,263)

Loss before provision for income taxes	(26,811)	(30,990)

Provision for income taxes	-	-

Net loss for the year	(26,811)	(30,990)

Other comprehensive income	-	-

Total comprehensive loss for the Year	(26,811)	(30,990)

Loss per share, basic and diluted	(0.004)	(0.005)

Weighted average number of shares outstanding - basic and diluted	7,440,489	6,819,120

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock
	Number of		Additions paid-in	Merger	Accumulated	Total
	Shares	Amount	capital	reserve	deficits	Equity
Balance at January 1, 2016 (restated)	6,819,123	681,912	420,021	-	(1,168,996)	(67,063)

Merged with a subsidiary under common control	-	-	-	1,282	-	1,282

Net loss for the year (restated)	-	-	-	-	(30,990	(30,990)

Balance at December 31, 2016 and January 1, 2017 (restated)	6,819,123	681,912	420,021	1,282	(1,199,986)	(96,771)

Shares issued for the year	624,789	62,479	249,916	-	-	312,395

Merged reserve	-	-	-	2,986	-	2,986

Net loss for the year	-	-	-	-	(26,811)	(26,811)

Balance at December 31, 2017	7,443,912	744,391	669,937	4,268	(1,226,797)	191,799

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

	December 31,	December 31,
	2017	2016
		(restated)
Cash flows from operating activities:
Net loss for the year	(26,811)	(30,990)

Adjustments to reconcile net income/loss to net cash flows used in operating activities for:Changes in operating assets and liabilities:
Increase in prepayment	(89,743)	-
Increase in accrued expenses and other payables	8,212	(4,942)

Net cash used in operating activities	(108,342)	(35,932)

Cash flows from financing activities
Net proceed from issuance of new share capital	312,395	-
Addition in merge reserve	2,986	-
Increase in amount due from shareholder	(210,345)	-
Increase in amount due to a director	132,462	-
Decrease / (increase) in amount due to a shareholder	(74,150)	29,700
(Increase) / decrease in amount due to related parties	(12,986)	6,614

Net cash generated from financing activities	150,362	36,314

Net change in cash and cash equivalents	42,020	382

Cash and cash equivalents at beginning of year	6,876	6,493

Cash and cash equivalents at the end of year	48,896	6,876

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

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

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

 Details of the Company’s wholly owned subsidiaries and its Affiliated Hong Kong Entity as of December 31, 2017 and 2016 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
YUS International Holdings Limited	December 23, 2013	Hong Kong	100%	Dormant

On September 30, 2017, Mr. Yu Ka Wai resigned as director of the Company.

The Company is engaged in investment holding business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The audited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of accounting and presentation (continued)

For the year ended 31 December, 2017 and 2016, the audited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

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

The Company has no income tax expense for year ended December 31, 2017 and 2016 respectively. There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

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

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2017 and 2016, there was no dilutive security outstanding.

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

	2017	2016

Year end HK$: US$ exchange rate	0.1282	0.1282
Average yearly HK$: US$ exchange rate	0.1282	0.1282

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2017 and 2016, the Company has accumulated deficits of $1,226,797 and $1,199,986 respectively.

As of December 31, 2017 and 2016, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Recent accounting pronouncements

On October 2, 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220,  Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The ASU addresses 16 separate issues which include, for example, a correction to a cross reference regarding residual value guarantees, a clarification regarding rates implicit in lease contracts, and a consolidation of the requirements about lease classification reassessments. The guidance also addresses lessor reassessments of lease terms and purchase options, variable lease payments that depend on an index or a rate, investment tax credits, lease terms and purchase options, transition guidance for amounts previously recognized in business combinations, and certain transition adjustments, among others. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of nonlease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

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

NOTE 4 – AMOUNT DUE TO A DIRECTOR/ SHAREHOLDER AND RELATED PARTIES

The balances are unsecured, interest-free and repayable on demand.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of December 31, 2017, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

On January 20, 2017, the Company issued 624,789 shares for net proceed of $312,395.

As of December 31, 2017 Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 6 – BUSINESS COMBINATION

On January 12, 2017, the Company acquired 100% of the issued share capital of YUS International Holdings Limited, a Hong Kong corporation (“YIH”) for a consideration of US$10,000. As the transaction is between entities under common control, the Company has reported the results of operations for the period in a manner similar to a pooling of interests under ASC 805. The Company has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values. Any difference between consideration given by the Company and the carrying values of the net assets of YIH is recognized in equity as merger reserve. All significant inter-company balances and transactions have been eliminated. Comparative financial statements are retrospectively restated as if the Company and YIH had always been combined.

NOTE 7 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company changed the domicile to the State of Nevada since 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

YIH was incorporated under the laws of Hong Kong. YIH did not generate taxable income in the Hong Kong for the years ended December 31, 2017 and 2016.

NOTE 8 - RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company

YUS International Group Limited	Major Stockholder
Mr. Alex Cheung Fai Yu	Director
Mr. Ho Kam Hang	Previous shareholder of the YIH
London Precious Metal Development Limited	Previous shareholder of the YIH

The Company had the following related party balances at December 31, 2017 and 2016:

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN USD)

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

b.The Company had the following related party balances at December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
		(restated)
Due from / (to) a shareholder:
YUS International Group Limited	210,345	(74,150)

Due to a director:
Mr. Alex Cheung Fai Yu	(132,462)	-

Due to related parties:
Mr. Ho Kam Hang	-	6,493
London Precious Metal Development Limited	-	6,493

As of December 31, 2017 and 2016, the above amounts are without interest and due on demand, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2017 and 2016, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 10- CONTINGENT LIABILITIES

The Company has not fulfilled the reporting requirements of the U.S. Securities and Exchange Commission, and may be subjected to follow-up action of the relevant authority.

NOTE 11– SIGNIFICANT SUBSEQUENT EVENTS

On January 2, 2018, the Company acquired 100% of the outstanding equity capital of PBIL Entertainment (Holdings) Limited (“PBIL”) for US$1,282 from Law Kwok Lun, Alan. This transaction has the effect of making PBIL a wholly owned subsidiary of the Company. PBIL is a limited company organized under the laws of Hong Kong. PBIL has no material assets, liabilities, or operations.

PART III

ITEM 10.01 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On September 30, 2017, Mr. Yu Ka Wai resigned as director of the Company.

ITEM 10.02 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2017 are as follows:

Name	Age	Title
Yu Cheung Fai Alex	53	Director

Chan Fuk Yu	35	Director and Chief Financial Officer (Note)
Ho Kam Hang	39	Chief Executive Officer

Note: On September 30, 2017, Mr. Yu Ka Wai resigned as director of the Company.

Mr. Ho Kam Hang

Mr. Ho, age 39, is the Chief Executive Officer of the Company.

Mr. Ho has over fifteen years of experience in investment alternatives including gold, securities, foreign exchange and private equity funds. For the past ten years, Mr. Ho has worked as a financial practitioner and senior vice president in several Hong Kong's largest Chinese-owned financial group companies.

Since 2011, Mr. Ho has served as the Chief Executive Officer of YUS International Bullion Limited which is located in Hong Kong . He also serves as a lecturer for the Registered Financial Planners and Certified Financial Consultant programs, the Broadcaster and Consultant of Television Financial programs, and is a director of the Capital Investment Entrant Company.

Mr. Yu Cheung Fai Alex

Mr. Yu, age 53, is a director of the Company.

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

Ms. Chan Fuk Yu

Ms. Chan, age 35, is a director and Chief Financial Officer of the Company and a renowned investment analyst.

From 2003 to present, Ms. Chan has been the director of YUS International Group Limited, located in Hong Kong . Her clients include individuals, investment advisors, corporations, executives, and insurance companies. She also performs significant research and analysis of economic, industry, and company analyses in the evaluation of investment alternatives including private equity funds, gold, securities, real estate and foreign exchanges.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summation of the key points of the Code of Ethics we adopted:

•Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•Full compliance with applicable government laws, rules and regulations;

•The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•Accountability for adherence to the code.

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

ITEM 11. EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2017 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2017 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Ms. Chan Fuk Yu, Mr. Yu Cheung Fai Alex and Mr. Ho Kam Hang. We are actively seeking additional board members with industry experience.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2017 , and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Restricted Stock	HUANG JIAN NAN 15TH FL, SUN & MOON BLDG NO 45 SING WOO RD, HAPPY VALLEY, HONG KONG	-624,789	8.39%
Restricted Stock	YUS INTERNATIONAL GROUP LIMITED FLAT 2-03-23/F., OMEGA PLZ 32 DUNDAS ST MONG KOWLOON, HONG KONG	-6,624,789	88.99%

(1) The percentage of class is based on 7,443,912 shares of common stock issued and outstanding as of December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no material related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company dismissed the prior independent registered public accounting firm, Anthony Kam & Associates Ltd. The Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Anthony Kam & Associates Ltd. in 2017. On March 6, 2019, Centurion ZD CPA & Co. ("CZD") was appointed as independent registered public accounting firm of the Company.

We paid the following fees to its auditors during its fiscal years ended December 31, 2017 and 2016:

2017 - CZD	20,000
2016 - AKAM	7,900

Audit Related Fees

For our fiscal year ended December 31, 2017 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2017, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2017.

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

All Other Services Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit- related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934

31.2	Certification of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934

32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Acting Principal Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

YUS International Group Limited

By: /s/ Ho Kam Hang

Ho Kam Hang

Chief Executive Officer Dated: April 3, 2019

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/ Ho Kam Hang	Chief Executive Officer	April 3, 2019
Ho Kam Hang /s/ Chan Fuk Yu	Chief Financial Officer	April 3, 2019
Chan Fuk Yu