Form 10-Q
period 2018-03-31
YUS INTERNATIONAL GROUP Ltd
filed 2019-06-06
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52020

YUS INTERNATIONAL GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	900201309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room A, Block B, 21/F
Billion Centre, 1 Wang Kwong Road
Kowloon Bay, Kowloon, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

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

 (Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered to Section 12(b) of the Act: None.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2019, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	7,443,912 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

ITEM 1. UNAUDITED FINANCIAL STATEMENTS3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK19

ITEM 4. CONTROLS AND PROCEDURES19

PART II – OTHER INFORMATION20

ITEM 1. LEGAL PROCEEDINGS20

ITEM 1A. RISK FACTORS20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES20

ITEM 5. OTHER INFORMATION20

ITEM 6. EXHIBITS21

SIGNATURES22

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
ASSETS		2018	2017
	Notes
Current assets
Prepayment		89,743	89,743
Amount due from major stockholder	7	210,345	210,345
Amount due from a director	7	194,076	-
Cash and cash equivalents		359,545	48,896

Total current assets		853,709	348,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	5	25,473	24,723
Amount due to a director		-	132,462

Total current liabilities		25,473	157,185

Non-Current liabilities
Deposits received	6	641,026	-

Total liabilities		666,499	157,185

Stockholders ‘equity

Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 shares issued and outstanding as of March 31, 2018 and 2017 respectively	8	744,391	744,391
Additional paid in capital		669,937	669,937
Merger reserve		4,268	4,268
Accumulated deficit		(1,231,386)	(1,226,797))

Total stockholders’ equity		187,210	191,799

Total liabilities and stockholders’ equity		853,709	348,984

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2018	2017

Revenue	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	4,602	5,050

Loss from operations	(4,602)	(5,050)

Other income / (expenses)
Interest income	13	-

Loss before provision for income taxes	(4,589)	(5,050)

Provision for income taxes	-	-

Net loss for the period	(4,589)	(5,050)

Other comprehensive income	-	-

Total comprehensive loss for the period	(4,589)	(5,050)

Loss per share, basic and diluted	(0.001)	(0.001)

Weighted average number of shares outstanding - basic and diluted	7,443,912	7,430,027

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss for the period	(4,589)	(5,050)
Adjustments to reconcile net loss to net cash flows used in operating activities for:
Interest income	(13)	-
Changes in operating assets and liabilities:

Increase / (decrease) in accrued expenses	750	(12,850)

Net cash used in operating activities	(3,852)	(17,900)

Cash flows from Investing activities
Interest received	13	-
		-

Net cash generated from investing activities	13	-

Cash flows from financing activities
Net proceed from issuance of new share capital	-	312,395
Addition in merge reserve	-	2,986
Increase in deposits received	641,026
Increase in amount due from major stockholder	-	(210,345)
Increase in amount due from a director	(194,076)	-
(Decrease) /increase in amount due to a director	(132,462)	-
Decrease in amount due to a shareholder	-	(74,150)
Decrease in amount due to related parties	-	(12,986)

Net cash generated from financing activities	314,488	17,900

Net change in cash and cash equivalents	310,649	-

Cash and cash equivalents at beginning of period	48,896	48,896

Cash and cash equivalents at the end of period	359,545	48,896

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

At the beginning of 2010, the Company was principally engaged in operating LCD flat-panel televisions and LCD billboards that advertise throughout Hong Kong, creating revenue by selling advertising airtime. On August 31, 2010 the Company acquired 100% ownership of Global Mania Empire Management Limited (“GME”) from its shareholders with a consideration of 22,147,810 shares. GME is a Hong Kong company that specializes in project and artist management. On January 21, 2011, the Company sold GME back to the original shareholders by receiving Stock repurchased shares of the Company’s common stock.

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

On April 29, 2013, the majority shareholder of the Company entered into a series of stock purchase agreements wherein the majority shareholder of the Company agreed to sell a total of 6,624,789 shares of common stock in the Company to four third-party entities. On April 30, 2013, after the receipt of consideration and completion of all conditions precedent, the stock purchase agreements were completed and closed.

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

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

On September 30, 2017, Mr. Yu Ka Wai resigned as director of the Company.

On January 2, 2018, the Company, through its subsidiary, YIH, to acquire 100% of the outstanding equity capital of PBIL Entertainment (Holdings) Limited (“PBIL”) for US$1,282 from Law Kwok Lun, Alan. This transaction has the effect of making PBIL a wholly-owned subsidiary of the Company. PBIL is a limited company organized under the laws of Hong Kong. PBIL has no material assets, liabilities, or operations.

 Details of the Company’s wholly owned subsidiaries as of March 31, 2018 and 2017 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
			2018	2017
PBIL Entertainment (Holdings) Limited	December 19, 2017	Hong Kong	100%	-	Dormant
YUS International Holdings Limited	December 23, 2013	Hong Kong	100%	100%	Investment holding

Our current business plan is to seek and identify appropriate business opportunities for development of our new line of business. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunities that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

For the three months ended and as of March 31, 2018, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1)YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

2)PBIL Entertainment (Holdings) limited (a Hong Kong corporation) (“PBIL”)

The acquisition of all of the issued and outstanding stock of PBIL and YIH were on January 2, 2018 and January 12, 2017 respectively. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2018, results of operations and cash flows for the three months ended March 31, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(b) Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and accounts payable approximate their fair value because of the short maturities of these instruments. The fair value of receivables from associated companies and payables to associated companies are not practical to estimate based upon the related party nature of the underlying transactions.

(c) Financial assets

(i) Classification

The Company classifies its financial assets in the following measurement categories:

•those to be measured subsequently at fair value

•(either through other comprehensive income, or through profit or loss), and those to be measured at amortized cost

•The classification depends on the entity’s business model for managing the financial assets and the contractual terms of the cash flows.

(ii) Recognition and derecognition

Regular way purchases and sales of financial assets are recognized on trade-date, the date on which the Company commits to purchase or sell the asset. Financial assets are derecognized when the rights to receive cash flows from the financial assets have expired or have been transferred and the Company has transferred substantially all the risks and rewards of ownership.

(iii) Measurement

At initial recognition, the Company measures a financial asset at its fair value plus, in the case of a financial asset not at fair value through profit or loss, transaction costs that are directly attributable to the acquisition of the financial asset. Transaction costs of financial assets carried at fair value through profit or loss are expensed in profit or loss.

Financial assets with embedded derivatives are considered in their entirety when determining whether their cash flows are solely payment of principal and interest.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Financial assets (continued)

Debt instruments

Subsequent measurement of debt instruments depends on the Company’s business model for managing the asset and the cash flow characteristics of the asset. There are three measurement categories into which the Company classifies its debt instruments:

Amortized cost: Assets that are held for collection of contractual cash flows where those cash flows represent solely payments of principal and interest are measured at amortized cost. Interest income from these financial assets is included in finance income using the effective interest rate method. Any gain or loss arising on derecognition is recognized directly in profit or loss and presented in other gains/(losses) together with foreign exchange gains and losses. Impairment losses are presented as separate line items in the statement of profit or loss.

Fair value through other comprehensive income (“FVOCI”): Assets that are held for collection of contractual cash flows and for selling the financial assets, where the assets’ cash flows represent solely payments of principal and interest, are measured at FVOCI. Movements in the carrying amount are taken through other comprehensive income, except for the recognition of impairment gains or losses, interest income and foreign exchange gains and losses which are recognized in profit or loss. When the financial asset is derecognized, the cumulative gain or loss previously recognized in other comprehensive income is reclassified from equity to profit or loss and recognized in other gains/(losses). Interest income from these financial assets is included in finance income using the effective interest rate method. Foreign exchange gains and losses are presented in other gains/(losses) and impairment expenses are presented a separate line item in the statement of profit or loss.

Fair value through profit or loss (“FVPL”): Assets that do not meet the criteria for amortized cost or FVOCI are measured at FVPL. A gain or loss on a debt investment that is subsequently measured at FVPL is recognized in profit or loss and presented net within other gains/(losses) in the period in which it arises.

Equity instruments

The Company subsequently measures all equity investments at fair value. Where the Company’s management has elected to present fair value gains and losses on equity investments in other comprehensive income, there is no subsequent reclassification of fair value gains and losses to profit or loss following the derecognition of the investment. Dividends from such investments continue to be recognized in profit or loss as other income when the Company’s right to receive payments is established.

Changes in the fair value of financial assets at FVPL are recognized in other gains/(losses) in the statement of profit or loss as applicable. Impairment losses (and reversal of impairment losses) on equity investments measured at FVOCI are not reported separately from other changes in fair value.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Financial assets (continued)

Impairment of financial assets

The Company assesses on a forward looking basis the expected credit losses associated with its debt instrument carried at amortized cost. The impairment methodology applied depends on whether there has been a significant increase in credit risk.

(d) Financial liabilities

Financial liabilities are classified, at initial recognition, as financial liabilities at fair value, in the case of loans and borrowings and payables, net of directly attributable transactions costs.

The subsequent measurement of financial liabilities of interest-bearing loans and borrowings are subsequently measured at amortized cost, using the effective interest rate method unless the effect of discounting would be immaterial, in which case they are stated at cost. Gain and losses are recognized in profit or loss when the liabilities are derecognized as well as through effective interest rate method amortization process. The effective interest rate amortization is included in finance costs in the statement of profit or loss.

Financial liability is derecognized when the obligation under liability is discharged or cancelled, or expires.

Offsetting of financial instruments

Financial assets and financial liabilities are offset and the net amount is reported in the statement of financial position if there is a current enforceable legal right to offset the recognized amounts and there is an intention to settle on a net basis, or to realize the assets and settle the liabilities simultaneously.

(e) Earnings/Losses Per Share

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

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Foreign Currency Translation

The Company translates its foreign operations to US dollars in accordance with ASC 830, “Foreign Currency Matters.” The Company’s functional currency and reporting currency is U.S. dollars, except its subsidiary’s functional currency is Hong Kong Dollars (“HKD”).

The Company’s subsidiary, whose records are not maintained in that company’s functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiary, whose functional currency is not the U.S. dollar, translates their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	3 months ended March 31, 2018	Year ended December 31, 2017	3 months ended March 31, 2017

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

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

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company has accumulated deficits of $1,231,386.

As of March 31, 2018, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity/debt offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2018 and December 31, 2017 represent accrued fees payable to various professional parties and service providers.

NOTE 6 – DEPOSITS RECEIVED

	March 31, 2018	December 31, 2017

Deposits received for bonds	641,026	-

During the period, the Company entered into a bond subscription agreement with a lender and received deposit fund. Up to report date, the process of the bond has not been completed yet, the deposit received is interest free until the completion of the issuance of the bond.

NOTE 7– AMOUNT DUE FROM A DIRECTOR AND MAJOR STOCKHOLDER

The balances as of March 31, 2018 and December 31, 2017 are unsecured, interest-free and have no fixed repayment terms.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of March 31, 2018, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

As of March 31, 2018 Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period ended March 31, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company changed the domicile to the State of Nevada in 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

PBIL and YIH were incorporated under the laws of Hong Kong. Hong Kong profits tax rate is 16.5%. It is provided that profits tax rate 8.25% on assessable income up to $256,410 and 16.5% on any part of assessable profits over $ 256,410. PBIL and YIH did not generate taxable income in the Hong Kong for the three months ended March 31, 2018 and 2017, and therefore, PBIL and YIH were not subject to Hong Kong profits tax.

NOTE 10- RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director

b.The Company had the following related party balances at March 31, 2018 and 2017

	March 31, 2018	December 31, 2017

Due from major stockholder:
YUS International Group Limited	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	194,076	(132,462)

As of March 31, 2018, and 2017, the above amounts due from a major stockholder and a director are without interest and due on demand, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2018, and 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Three Months Ended March 31 , 2018

The following table summarizes the result of our operation during the three months ended March 31, 2018.

	Three months ended March 31,		Increase
	2018	2017	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	13	-	13	-
General & administrative	(4,602)	(5,050)	(448)	(8.9)
Loss from operations	(4,602)	(5,050)	(448)	(8.9)
Income tax expenses	-	-	-	-
Loss for the period	$(4,589)	(5,050)	(461)	(9.1)

General and administrative expenses

There was $4,602 in general and administrative expenses between the three months ended March 31, 2018 and the three months ended March 31, 2017. Both periods have incurred around $5,000 as general and administrative expenses which were all legal and professional fees. The management has tried its best to fix the quarterly total professional fees at around US$5,000. As the Group is still dormant, this can be achieved with the cooperation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Net loss

Net loss was $4,589 for the three months ended March 31, 2018 which was $461 less than the three months ended March 31, 2017.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$359,545 at March 31, 2018.

Cash flows

Net cash used in operating activities during the three months ended March 31, 2018 amounted to $3,852, compared to $17,900 net cash used in operating activities in the same period of 2017.

Net cash from investing activities was US$13 for the three months ended March 31, 2018, compared with US$0 for the three months ended March 31, 2017. The increase in net cash outflow is due to the Interest received.

Net cash provided by financing activities for the three months ended March 31, 2018 was $314,488. It was due to an increase in deposit of $641,026 for bond subscription from a lender.

Working capital

As of June 30, 2018, we had a working capital surplus of $828,236 consisting of cash on hand of $359,545 as compared to working capital surplus of $191,799 and cash on hand of $48,896 as of December 31, 2017.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On January 31, 2019, the SEC sent a letter to the Company stating that it may revoke the Company’s registration under the Securities Act of 1933. The Company did not receive the letter until the following month. The Company is making efforts to become current in its filings.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: May 31, 2019	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: May 31, 2019	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer