Form 10-Q
period 2018-06-30
YUS INTERNATIONAL GROUP Ltd
filed 2019-06-06
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

PART II – OTHER INFORMATION20

ITEM 1. LEGAL PROCEEDINGS20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES20

ITEM 4. MINE SAFETY DISCLOSURE20

ITEM 5. OTHER INFORMATION20

ITEM 6. EXHIBITS21

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
ASSETS		2018	2017
	Notes
Current assets
Prepayment		89,743	89,743
Amount due from major stockholder	7	210,345	210,345
Amount due from a director	7	194,076	-
Cash and cash equivalents		350,868	48,896

Total current assets		845,032	348,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	5	29,472	24,723
Amount due to a director		-	132,462

Total current liabilities		29,472	157,185

Non-Current liabilities
Deposit received	6	641,026	-

Total liabilities		670,498	157,185
Stockholders ‘equity

Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 shares issued and outstanding as of June 30, 2018 and 2017 respectively	8	744,391	744,391
Additional paid in capital		669,937	669,937
Merger reserve		4,268	4,268
Accumulated deficit		(1,244,062)	(1,226,797))

Total stockholders’ equity		174,534	191,799

Total liabilities and stockholders’ equity		845,032	348,984

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30		For the six months ended June 30,
	2018	2017	2018	2017
	-	-
Revenue			-	-

Cost of sales	-	-	-	-

Gross profit			-	-

Expenses
General & administrative	12,708	-	17,310	5,050

Loss from operations	(12,708)	-	(17,310)	(5,050)

Other income / (expenses)
Interest income	32	-	45	-

Loss before provision for income taxes	(12,676)	-	(17,265)	(5,050)

Provision for income taxes	-	-	-	-

Net loss for the period	(12,676)	-	(17,265)	(5,050)

Other comprehensive income	-	-	-	-

Total comprehensive loss for the period	(12,676)	-	(17,265)	(5,050)

Loss per share, basic and diluted	(0.002)	(0.000)	(0.002)	(0.001)

Weighted average number of shares outstanding - basic and diluted	7,443,912	7,433,912	7,443,912	7,437,008

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the six months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss for the period	(17,265)	(5,050)
Adjustments to reconcile net loss to net cash flows used in operating activities for:
Interest income	(45)	-
Changes in operating assets and liabilities:

Increase / (decrease) in accrued expenses	4,749	(12,850)

Net cash used in operating activities	(12,561)	(17,900)

Cash flows from Investing activities
Interest received	45	-
		-

Net cash generated from investing activities	45	-

Cash flows from financing activities
Net proceed from issuance of new share capital	-	312,395
Addition in merge reserve	-	2,986
Increase in deposits received	641,026
Increase in amount due from major stockholder	-	(210,345)
Increase in amount due from a director	(194,076)	-
(Decrease) /increase in amount due to a director	(132,462)	-
Decrease in amount due to a shareholder	-	(74,150)
Decrease in amount due to related parties	-	(12,986)

Net cash generated from financing activities	314,488	17,900

Net change in cash and cash equivalents	301,972	-

Cash and cash equivalents at beginning of period	48,896	48,896

Cash and cash equivalents at the end of period	350,868	48,896

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

 Details of the Company’s wholly owned subsidiaries as of June 30, 2018 and 2017 are as follows:

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

For the three months ended and as of June 30, 2018, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1)YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

2)PBIL Entertainment (Holdings) limited (a Hong Kong corporation) (“PBIL”)

The acquisition of all of the issued and outstanding stock of PBIL and YIH were on January 2, 2018 and January 12, 2017 respectively. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2018, results of operations and cash flows for the six months ended June 30, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full period.

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

Amortized cost: Assets that are held for collection of contractual cash flows where those cash flows represent solely payments of principal and interest are measured at amortized cost. Interest income from these financial assets is included in finance income using the effective interest rate method. Any gain or loss arising on derecognition is recognized directly in profit or loss and presented in other gains/(losses) together with foreign exchange gains and losses. Impairment losses are presented as separate line item in the statement of profit or loss.

Fair value through other comprehensive income (“FVOCI”): Assets that are held for collection of contractual cash flows and for selling the financial assets, where the assets’ cash flows represent solely payments of principal and interest, are measured at FVOCI. Movements in the carrying amount are taken through other comprehensive income, except for the recognition of impairment gains or losses, interest income and foreign exchange gains and losses which are recognized in profit or loss. When the financial asset is derecognized, the cumulative gain or loss previously recognized in other comprehensive income is reclassified from equity to profit or loss and recognized in other gains/(losses). Interest income from these financial assets is included in finance income using the effective interest rate method. Foreign exchange gains and losses are presented in other gains/(losses) and impairment expenses are presented as a separate line item in the statement of profit or loss.

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

The Company’s subsidiary, whose records are not maintained in that company’s functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiary, whose functional currency is not the U.S. dollar, translates their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	6 months ended June 30, 2018	Year ended December 31, 2017	6 months ended June 30, 2017

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

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

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company has accumulated deficits of $1,244,062.

As of June 30, 2018, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity/debt offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2018 and December 31, 2017 represent accrued fees payable to various professional parties and service providers.

NOTE 6 – DEPOSITS RECEIVED

	June 30, 2018	December 31, 2017

Deposits received for bonds	641,026	-

During the period, the Company entered into the bond subscription agreement with a lender and received deposit fund. Up to report date, the process of the bond has not been completed yet, and the deposit received is interest free until the completion of the issuance of the bond.

NOTE 7– AMOUNT DUE FROM A DIRECTOR AND MAJOR STOCKHOLDER

The balances as of June 30, 2018 and December 31, 2017 are unsecured, interest-free and have no fixed repayment terms.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of June 30, 2018, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

As of June 30, 2018 Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period ended June 30, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company changed the domicile to the State of Nevada in 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

PBIL and YIH were incorporated under the laws of Hong Kong. Hong Kong profits tax rate is 16.5%. It is provided that profits tax rate 8.25% on assessable income up to $256,410 and 16.5% on any part of assessable profits over $ 256,410. PBIL and YIH did note generated taxable income in the Hong Kong for the six months ended June 30, 2018 and 2017, and therefore, PBIL and YIH were not subject to Hong Kong profits tax.

NOTE 10- RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director

b.The Company had the following related party balances at June 30, 2018 and 2017

	June 30, 2018	December 31, 2017

Due from major stockholder:
YUS International Group Limited	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	194,076	(132,462)

As of June 30, 2018, and 2017, the above amounts due from a major stockholder and a director are without interest and due on demand, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of June 30, 2018, and 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Three Months Ended June 30, 2018

The following table summarizes the result of our operation during the three months ended June 30, 2018.

	Six months ended June 30,		Increase
	2018	2017	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	45	-	45	-
General & administrative	(17,310)	(5,050)	(12,260)	242.77
Loss from operations	(17,310)	(5,050)	(12,260)	242.77
Income tax expenses	-	-	-	-
Loss for the period	$(17,265)	(5,050)	(12,215)	241.88

General and administrative expenses

There was $17,310 in general and administrative expenses between the six months ended June 30, 2018 and the six months ended June 30, 2017. The management has tried its best to fix the total professional fees for two quarters at around US$17,310. As the Group is still dormant, this can be achieved with the cooperation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Net loss

Net loss was $17,265 for the six months ended June 30, 2018 which was $12,215 more than the six months ended June 30, 2017.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$350,868 as of June 30, 2018.

Cash flows

Net cash used in operating activities was US$ (12,561) for the six months ended June 30, 2018, compared with US$(17,900) for the six months ended June 30, 2017. The decrease in net cash outflow is due to increase in accrued expenses.

Net cash from investing activities was US$45 for the six months ended June 30, 2018, compared with US$0 for the six months ended June 30, 2017. The increase in net cash inflow is due to the interest received.

Net cash provided by financing activities for the six months ended 30, 2018 was $314,488. It was mainly due to an increase in deposits of $641,026 for bond subscriptions from a lender.

Working capital

As of June 30, 2018, we had a working capital surplus of $815,560 consisting of cash on hand of $350,868 as compared to working capital surplus of $191,799 and cash on hand of $48,896 as of December 31, 2017.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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