Form 10-Q
period 2018-09-30
YUS INTERNATIONAL GROUP Ltd
filed 2019-06-07
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Securities registered to Section 12(b) of the Act: None.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

ITEM 1. UNAUDITED FINANCIAL STATEMENTS3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK20

ITEM 4. CONTROLS AND PROCEDURES20

PART II – OTHER INFORMATION21

ITEM 1. LEGAL PROCEEDINGS21

ITEM 1A. RISK FACTORS21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES21

ITEM 4. MINE SAFETY DISCLOSURE21

ITEM 5. OTHER INFORMATION21

ITEM 6. EXHIBITS22

SIGNATURES23

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2018	2017
ASSETS	Notes
Current assets
Prepayment		89,743	89,743
Amount due from major stockholder	9	210,345	210,345
Amount due from a director	9	194,076	-
Cash and cash equivalents		1,184,222	48,896

Total current assets		1,678,386	348,984

Non-current assets
Investment in financial assets	5	1,482,290	-

		3,160,676	348,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	6	33,473	24,723
Interest payable		1,770	-
Amount due to a director		-	132,462

Total current liabilities		35,243	157,185

Non-Current liabilities
Fixed rate bond	7	1,282,343	-
Deposits received	8	1,666,667

Total liabilities		2,984,253	157,185

Stockholders ‘equity

Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 shares issued and outstanding as of September 30, 2018 and 2017 respectively	10	744,391	744,391
Additional paid in capital		669,937	669,937
Merger reserve		4,268	4,268
Accumulated deficit		(1,242,173)	(1,226,797))

Total stockholders’ equity		176,423	191,799

Total liabilities and stockholders’ equity		3,160,676	348,984

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30		For the nine months ended September 30,
	2018	2017	2018	2017
	-	-
Revenue			-	-

Cost of sales	-	-	-	-

Gross profit			-	-

Expenses
General & administrative	4,015	-	21,325	5,050

Loss from operations	(4,015)	-	(21,325)	(5,050)

Other income / (expenses)
Interest income	7,966	-	8,011	-
Finance costs	(2,062)		(2,062)

Profit/ (Loss) before provision for income taxes	1,889	-	(15,376)	(5,050)

Provision for income taxes	-	-	-	-

Net profit / (loss) for the period	1,889	-	(15,376)	(5,050)

Other comprehensive income	-	-	-	-

Total comprehensive income/ (loss) for the period	1,889	-	(15,376)	(5,050)

Loss per share, basic and diluted	0.000	(0.000)	(0.002)	(0.001)

Weighted average number of shares outstanding - basic and diluted	7,443,912	7,443,912	7,443,912	7,439,335

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss for the period	(15,376)	(5,050)
Adjustments to reconcile net loss to net cash flows used in operating activities for:
Interest income	(8,011)	-
Finance costs	2,062
Changes in operating assets and liabilities:

Increase / (decrease) in accrued expenses	8,750	(12,850)

Net cash used in operating activities	(12,575)	(17,900)

Cash flows from Investing activities
Interest received	80	-
Payment for investment in financial assets	(1,474,358)	-

Net cash used investing activities	(1,474,278)	-

Cash flows from financing activities
Net proceed from issuance of fixed rate bond	1,282,050	-
Net proceed from issuance of new share capital	-	312,395
Addition in merge reserve	-	2,986
Increase in deposit received	1,666,667	-
Increase in amount due from major stockholder	-	(210,345)
Increase in amount due from a director	(194,076)	-
Decrease e in amount due to a director	(132,462)	-
Decrease in amount due to a shareholder	-	(74,150)
Decrease in amount due to related parties	-	(12,986)

Net cash generated from financing activities	2,622,179	17,900

Net change in cash and cash equivalents	1,135,326	-

Cash and cash equivalents at beginning of period	48,896	48,896

Cash and cash equivalents at the end of period	1,184,222	48,896

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

Details of the Company’s wholly owned subsidiaries as of September 30, 2018 and 2017 are as follows:

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

For the nine months ended and as of September 30, 2018, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1)YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

2)PBIL Entertainment (Holdings) limited (a Hong Kong corporation) (“PBIL”)

The acquisition of all of the issued and outstanding stock of PBIL and YIH were on January 2, 2018 and January 12, 2017 respectively. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2018, results of operations and cash flows for the nine months ended September 30, 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full period.

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

Offsetting of financial instruments

Financial assets and financial liabilities are offset and the net amount is reported in the statement of financial position if there is a current enforceable legal right to offset the recognized amounts and there is an intention to settle on a net basis, or to realise the assets and settle the liabilities simultaneously.

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

The Company’s subsidiary, whose records are not maintained in that company’s functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiary, whose functional currency is not the U.S. dollar, translates their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	9 months ended September 30, 2018	Year ended December 31, 2017	9 months ended September 30, 2017

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

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

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company has accumulated deficits of $1,242,173.

As of September 30, 2018 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity/debt offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 –FINANCIAL ASSETS AT AMORTIZED COST

Non-current Asset

	September 30, 2018	December 31, 2017
Unlisted debt instruments, at amortized cost
Bonds	1,482,290	-

During the year, the Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong.

The bond was measured at amortized costs because assets that are held for collection of contractual cash flows where those cash flows represent solely payments of principal and interest.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2018 and December 31, 2017 represent accrued fees payable to various professional parties and service providers.

NOTE 7–FIXED RATE BOND

On 24 August 2018, the Company issued a bond with a principal amount of $1,282,051(equivalent to HK$10,000,000) to an individual investor. The bond will be repayable in full by 23 August 2026. The bond bears a fixed interest rate at 8.80% per annum for 8 years payable by 7 instalments of $92,308 (equivalent to HK$720,000) each at the end of every year from the date of this bond and $256,410(equivalent to HK$2,000,000) together with the Principal Sum after the maturity of Bond. Up to report date, the subscription of payment from investor to the bond was fully paid

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – DEPOSITS RECEIVED

	September 30, 2018	December 31, 2017

Deposits received for bonds	1,666,667	-

During the period, the Company entered into some bond subscription agreements with a few lenders and received deposit fund from them. Up to report date, the process of those bonds has not been completed yet, and the deposit received is interest free until the completion of the issuance of the bonds.

NOTE 9– AMOUNT DUE FROM A DIRECTOR AND MAJOR STOCKHOLDER

The balances as of September 30, 2018 and December 31, 2017 are unsecured, interest-free and have no fixed repayment terms.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of September 30, 2018, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

As of September 30, 2018 Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period ended September 30, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company changed the domicile to the State of Nevada in 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

PBIL and YIH were incorporated under the laws of Hong Kong. Hong Kong profits tax rate is 16.5%. It is provided that profits tax rate 8.25% on assessable income up to $256,410 and 16.5% on any part of assessable profits over $ 256,410. PBIL and YIH did note generated taxable income in the Hong Kong for the nine months ended September 30, 2018 and 2017, and therefore, PBIL and YIH were not subject to Hong Kong profits tax.

NOTE 12- RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director

b.The Company had the following related party balances at September 30, 2018 and 2017

	September 30, 2018	December 31, 2017

Due from major stockholder:
YUS International Group Limited	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	194,076	(132,462)

Investment in bonds issued by major stockholder
YUS International Group Limited	1,482,290	-

(i)As of September 30, 2018, and 2017, the above amounts due from a major stockholder and a director are without interest and due on demand, respectively.

(ii)During the year, the Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong,

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of September 30, 2018, and 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Nine Months Ended September 30 , 2018

The following table summarizes the result of our operation during the nine months ended September 30, 2018.

	Nine months ended Sept 30,		Increase
	2018	2017	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue	5,949	-	5,949	-
General & administrative	(21,325)	(5,050)	(16,275)	322.28
Loss from operations	(21,325)	(5,050)	(16,275)	322.28
Income tax expenses	-	-	-	-
Loss for the period	$(15,376)	(5,050)	(10,326)	204.48

General and administrative expenses

There was $21,325 in general and administrative expenses between the nine months ended September 30, 2018 and the nine months ended September 30, 2017. The management has tried its best to fix the total professional fees for three quarters at US$21,325. As the Group is still dormant, this can be achieved with the cooperation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Net loss

Net loss was $15,376 for the nine months ended September 30, 2018 which was $10,326 more than the nine months ended September 30, 2017.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$1,184,222 at September 30, 2018.

Cash flows

Net cash used in operating activities was US$(12,575) for the nine months ended September 30, 2018, compared with US$(17,900) for the nine months ended September 30, 2017. The decrease in net cash outflow was due to increase in accrued expenses.

Net cash used in investing activities was US$(1,474,278) for the nine months ended September 30, 2018, compared with US$0 for the nine months ended September 30, 2017. The increase in net cash outflow is due to cash payment for investment in financial assets.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,622,179. It was mainly due to an increase in deposits of $1,666,667 for bond subscriptions from a few lenders and net proceed from issuance of fixed rate bond.

Working capital

As of September 30, 2018, we had a working capital surplus of $1,643,143 consisting of cash on hand of $1,184,222 as compared to working capital surplus of $191,799 and cash on hand of $48,896 as of December 31, 2017.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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