Form 10-K
period 2018-12-31
YUS INTERNATIONAL GROUP Ltd
filed 2019-06-07
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Large accelerated filer	[ ]Accelerated filer	[ ]
Non-accelerated filer	[ ]Smaller reporting company	[x]
	Emerging Growth Company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Securities registered to Section 12(b) of the Act: None.

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

 Details of the Company’s wholly owned subsidiaries and its Affiliated Hong Kong Entity as of December 31, 2018 and 2017 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
PBIL Entertainment (Holdings) Limited	December 19, 2017	Hong Kong	100%	Dormant
YUS International Holdings Limited	December 23, 2013	Hong Kong	100%	Investment holding

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

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low-price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and Ó receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing, or all of the comments have been cleared by the Commission.

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

ITEM 2. PROPERTIES

The Company currently maintains a mailing address at Room A, Block B, 21/F, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong. The Company's telephone number there is +852 36986699. Other than this mailing address, the Company does not currently maintain any physical or other office facilities. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by its shareholders. It is likely that the Company will not establish a physical office until it has commenced a new line of business, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

On January 31, 2019, the SEC sent a letter to the Company stating that it may revoke the Company’s registration under the Securities Act of 1933. The Company did not receive the letter until the following month. The Company is making efforts to become current in its filings.ITEM 4. MINE SAFETY PROCEDURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is quoted on the OTC Pink Market under the symbol “YUSG.”

	High	Low
Fiscal Year 2018
Fourth quarter ended December 31, 2018	$1.11	$1.11
Third quarter ended September 30, 2018	1.60	1.60
Second quarter ended June 30, 2018	1.60	1.60
First quarter, ended March 31, 2018	1.60	1.60
Fiscal Year 2017
Fourth quarter ended December 31, 2017	$1.75	$1.00
Third quarter ended September 30, 2017	2.25	0.055
Second quarter ended June 30, 2017	0.055	0.055
First quarter, ended March 31, 2017	0.055	0.055

Approximate Number of Equity Security Holders

On December 31, 2018, the Company's common stock had a closing price quotation of $1.11. As of December 31, 2018, there were approximately 41 certificate holders of record of the Company's common stock. As of March 31, 2019, the Company had 7,443,912 shares issued and outstanding held by 41 shareholders.

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

Results of Operation- Year Ended December 31, 2018 and 2017

The following table summarizes the result of our operation during the twelve months ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
Revenue	$ -	$ -
Gross profit	-	-
Other income	-	-
General & administrative	(41,613)	(26,812)
Other income / (expense)	-	-
Interest income	34,989	1
Finance cost	(35,841)	-
Total other income / (expense)	(852)	1
Loss from operations	(42,465)	(26,811)
Income tax expenses	(2,074)	-
Loss for the year	$ (44,539)	$ (26,811)

Revenues

There was no revenue for both years ended December 31, 2018 and 2017. There was the change of control in May 2013 of the Company. Originally, the new management had no intention to change the principal activity of the Company. However, towards the end of 2013, it was realized that the new management was not in a position to continue the old line of business. As of date of this report, the new management is actively seeking other profitable business opportunities for the company.

General and administrative expenses

General and administrative expenses increased from $26,812 in 2017 to $41,613 in 2018. The Company is an investment holding company, the general and administrative expenses for both years represent professional fees to accountants, lawyer and transfer agent to enable the Company to fulfill the ongoing requirements of the US SEC.

Other expenses

For the year ended December 31, 2018, other expense was $852 and nil for year ended December 31,2017. The increase in other expense was due to interest charged on fixed rate bond higher than interest income received from investing in financial asset.

Income tax

For the year ended December 31, 2018, income tax expense was $2,074 and nil for the year ended December 31, 2017.

Loss before tax

As a result of the above reasons, loss before tax for ended December 31, 2018 and 2017 were $42,465 and $26,811 accordingly.

Liquidity and Capital Resources

As of December 31, 2018, we had a balance of cash and cash equivalents of $927,685. Liabilities at December 31, 2018 totaled $86,315 and consisted mainly of $30,768 in interest payable and $53,473 in accrued expenses.

As of December 31, 2018, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cash Position

	For the year ended December 31,
	2018	2017
Net cash used in operating activities	$ (12,863)	$ (108,342)
Net cash used in investing activities	(1,730,528)	-
Net cash generated from financing activities	2,622,180	150,362
Net change in cash and cash equivalents	878,789	42,020

Cash flows used in operating activities

Net cash used in operating activities was $12,863 for the year ended December 31, 2018. It was mainly attributable to net loss, adjusted by interest income $34,989 and interest expenses 35,841 and the increase in accrued expense of 28,750 for the year.

Cash flows from investing activities

Net cash used in investing activities was $1,730,528 for the year ended December 31, 2018. It was due to subscription for financials asset $1,730,769.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $2,622,180. It was due to the increase of deposit fund $1,666,667 for bond subscription from a few lenders and net proceed from issuance of fixed rate bonds $1,282,051 (Equivalent to HK$10,000,000.00).

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company's significant accounting policies are presented in the Company's notes to financial statements for the year ended December 31, 2018, which are contained in this filing, the Company's 2018 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

The audited financial statements for the year ended December 31, 2018 begin on the next page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2019, the Company engaged Centurion ZD CPA & Co. as the independent registered public accounting firm and auditors of the Company’s financial statements.  Concurrently the Company dismissed the prior independent registered public accounting firm, Anthony Kam & Associates Ltd. after the Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Anthony Kam & Associates Ltd. in 2017. This was disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019. In connection with the change in accountants, there have been no disagreements as required by this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2018 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer ha d concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2018.

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

Management, under the supervision of the Company's Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Tel 電話: (852) 2126 2388  Fax 傳真: (852) 2122 9078

Email 電郵: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of YUS International Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YUS International Group Limited (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Centurion ZD CPA & Co.
Hong Kong
31 May, 2019
We have served as the Company’s auditor since 2019

YUS INTERNATIONALGROUP LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(IN USD)

	December 31,	December 31,
ASSETS	2018	2017
		(restated)
Current assets
Prepayment	89,743	89,743
Amount due from a shareholder	210,345	210,345
Amount due from a director	194,076
Cash and cash equivalents	927,685	48,896

Total current assets	1,421,849	348,984

Non-Current assets
Investment in financial assets	1,765,516	-

TOTAL ASSETS	3,187,365	348,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	53,473	24,723
Interest payables	30,768	-
Amount due to a director	-	132,462
Tax payable	2,074	-

Total current liabilities	86,315	157,185

Non-Current liabilities
Fixed rate bonds	1,287,123	-
Deposits received	1,666,667	-

Total liabilities	3,040,105	157,185

Stockholders ‘equity
Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 and 7,443,912 shares issued and outstanding as of December 31, 2018 and 2017 respectively	744,391	744,391
Additional paid in capital	669,937	669,937
Merger reserve	4,268	4,268
Accumulated deficit	(1,271,336)	(1,226,797)

Total stockholders’ equity / (default)	147,260	191,799

Total liabilities and stockholders’ equity	3,187,365	348,984

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

	December 31,	December 31,
	2018	2017
		(restated)
Revenue	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	41,613	26,812

Loss from operations	(41,613)	(26,812)

Other income / (expenses)
Interest income	34,989	1
Interest expense	(35,841)	-
Total other (expenses)/ income	(852)	1

Loss before provision for income taxes	(42,465)	(26,811)

Provision for income taxes	(2,074)	-

Net loss for the year	(44,539)	(26,811)

Other comprehensive income	-	-

Total comprehensive loss for the Year	(44,539)	(26,811)

Loss per share, basic and diluted	(0.006)	(0.004)

Weighted average number of shares outstanding - basic and diluted	7,443,912	7,440,489

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock
	Number of		Additions paid-in	Merger	Accumulated	Total
	Shares	Amount	capital	reserve	deficits	Equity
Balance at January 1, 2017	6,819,123	681,912	420,021	1,282	(1,199,986)	(96,771)

Shares issued for the year	624,789	62,479	249,916	-	-	312,395

Merged reserve	-	-	-	2,986	-	2,986

Net loss for the year	-	-	-		(26,811)	(26,811)

Balance at December 31, 2017 and January 1, 2018	7,443,912	744,391	669,937	4,268	(1,226,797)	191,799

Net loss for the year	-	-	-	-	(44,539)	(44,539)

Balance at December 31, 2018	7,443,912	744,391	669,937	4,268	(1,271,336)	147,260

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

	December 31,	December 31,
	2018	2017

Cash flows from operating activities:
Loss before income tax	(42,465)	(26,811)

Adjustments to reconcile net income/loss to net cash flows used in operating activities for:
Interest income	(34,989)	-
Interest expense	35,841	-
Changes in operating assets and liabilities:
Increase in prepayment	-	(89,743)
Increase in accrued expenses and other payables	28,750	8,212

Net cash used in operating activities	(12,863)	(108,342)

Cash flows from Investing activities
Interest received	241	-
Payment for investment in financial assets	(1,730,769)	-

Net cash used in investing activities	(1,730,528)

Cash flows from financing activities
Net proceed from issuance of fixed rate bonds	1,282,051
Net proceed from issuance of new share capital	-	312,395
Addition in merge reserve	-	2,986
Increase in deposit received	1,666,667	-
Increase in amount due from major stockholder	-	(210,345)
Increase in amount due from a director	(194,076)	-
(Decrease) /increase in amount due to a director	(132,462)	132,462
Decrease / (increase) in amount due to a shareholder	-	(74,150)
(Increase) / decrease in amount due to related parties	-	(12,986)

Net cash generated from financing activities	2,622,180	150,362

Net change in cash and cash equivalents	878,789	42,020

Cash and cash equivalents at beginning of year	48,896	6,876

Cash and cash equivalents at the end of year	927,685	48,896

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

On September 30, 2017, Mr. Yu Ka Wai resigned as director of the Company.

On January 2, 2018, the Company, through its subsidiary YIH,acquired 100% of the outstanding equity capital of PBIL Entertainment (Holdings) Limited (“PBIL”) for US$1,282 from Law Kwok Lun, Alan. This transaction  has the effect of making PBIL a wholly-owned subsidiary of the Company. PBIL is a limited company organized under the laws of Hong Kong. PBIL has no material assets, liabilities, or operations.

 Details of the Company’s wholly owned subsidiaries and its Affiliated Hong Kong Entity as of December 31, 2018 and 2017 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company	Principal Activities
PBIL Entertainment (Holdings) Limited	December 19, 2017	Hong Kong	100%	Dormant
YUS International Holdings Limited	December 23, 2013	Hong Kong	100%	Investment holding

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of accounting and presentation (continued)

For the years ended 31 December, 2018 and 2017, the audited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1) YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

2) PBIL Entertainment (Holdings) Limited (“PBIL”)

The acquisition of all of the issued and outstanding stock of PBIL and YIH on January 2, 2018 and January 12, 2017. All significant inter-company balances and transactions have been eliminated.

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

Fair value of financial instruments

The carrying amounts of the Company's cash, prepayment, amount due from major stockholder and director , interest payable, accrued expenses, and tax payable approximate to their fair values because of the short maturity of these items.

Financial assets

(i) Classification

The Company classifies its financial assets in the following measurement categories:

•those to be measured subsequently at fair value

•(either through other comprehensive income, or through profit or loss), and those to be measured at amortised cost

•The classification depends on the entity’s business model for managing the financial assets and the contractual terms of the cash flows.

•

(ii) Recognition and derecognition

Regular way purchases and sales of financial assets are recognised on trade-date, the date on which the Company commits to purchase or sell the asset. Financial assets are derecognised when the rights to receive cash flows from the financial assets have expired or have been transferred and the Company has transferred substantially all the risks and rewards of ownership.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial assets (continued)

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

Amortised cost: Assets that are held for collection of contractual cash flows where those cash flows represent solely payments of principal and interest are measured at amortised cost. Interest income from these financial assets is included in finance income using the effective interest rate method. Any gain or loss arising on derecognition is recognised directly in profit or loss and presented in other gains/(losses) together with foreign exchange gains and losses. Impairment losses are presented as separate line item in the statement of profit or loss.

Fair value through other comprehensive income (“FVOCI”): Assets that are held for collection of contractual cash flows and for selling the financial assets, where the assets’ cash flows represent solely payments of principal and interest, are measured at FVOCI. Movements in the carrying amount are taken through other comprehensive income, except for the recognition of impairment gains or losses, interest income and foreign exchange gains and losses which are recognised in profit or loss. When the financial asset is derecognised, the cumulative gain or loss previously recognised in other comprehensive income is reclassified from equity to profit or loss and recognised in other gains/(losses). Interest income from these financial assets is included in finance income using the effective interest rate method. Foreign exchange gains and losses are presented in other gains/(losses) and impairment expenses are presented as separate line item in the statement of profit or loss.

Fair value through profit or loss (“FVPL”): Assets that do not meet the criteria for amortised cost or FVOCI are measured at FVPL. A gain or loss on a debt investment that is subsequently measured at FVPL is recognised in profit or loss and presented net within other gains/(losses) in the period in which it arises.

Equity instruments

The Company subsequently measures all equity investments at fair value. Where the Company’s management has elected to present fair value gains and losses on equity investments in other comprehensive income, there is no subsequent reclassification of fair value gains and losses to profit or loss following the derecognition of the investment. Dividends from such investments continue to be recognised in profit or loss as other income when the Company’s right to receive payments is established.

Changes in the fair value of financial assets at FVPL are recognised in other gains/(losses) in the statement of profit or loss as applicable. Impairment losses (and reversal of impairment losses) on equity investments measured at FVOCI are not reported separately from other changes in fair value.

Impairment of financial assets

The Company assesses on a forward looking basis the expected credit losses associated with its debt instrument carried at amortised cost. The impairment methodology applied depends on whether there has been a significant increase in credit risk.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial liabilities

Financial liabilities are classified, at initial recognition, as financial liabilities at fair value, in the case of loans and borrowings and payables, net of directly attributable transactions costs.

The subsequent measurement of financial liabilities of interest-bearing loans and borrowings are subsequently measured at amortised cost, using the effective interest rate method unless the effect of discounting would be immaterial, in which case they are stated at cost. Gain and losses are recognized in profit or loss when the liabilities are derecognized as well as through effective interest rate method amortization process. The effective interest rate amortization is included in finance costs in the statement of profit or loss.

Financial liability is derecognized when the obligation under liability is discharge or cancelled, or expires.

Offsetting of financial instruments

Financial assets and financial liabilities are offset and the net amount is reported in the statement of financial position if there is a current enforceable legal right to offset the recognized amounts and there is an intention to settle on a net basis, or to realise the assets and settle the liabilities simultaneously.

Revenue recognition

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2018, and 2017, there was no dilutive security outstanding.

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

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

	2018	2017

Year end HK$: US$ exchange rate	0.1282	0.1282
Average yearly HK$: US$ exchange rate	0.1282	0.1282

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company’s continuation as a going concern. As of December 31, 2018 and 2017, the Company has accumulated deficits of $1,271,336 and $1,226,797 respectively.

As of December 31, 2018 and 2017, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

NOTE 3 –FINANCIAL ASSETS AT AMORTISED COST

Non-current Asset

	December 31, 2018	December 31, 2017
Unlisted debt instruments, at amortised cost
Bonds	1,765,516	-

During the year, the Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong.

The bond was measured at amortised costs because assets that are held for collection of contractual cash flows where those cash flows represent solely payments of principal and interest.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses represent mainly accrued professional fees to unrelated third party service provider which are all current.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

NOTE 5 – FIXED RATE BONDS

On 24 August 2018, the Company issued a bond with a principal amount of $1,282,051(equivalent to HK$10,000,000) to an individual investor. The bond will be repayable in full by 23 August 2026. The bond bears a fixed interest rate at 8.80% per annum for 8 years payable by 7 instalments of $92,308 (equivalent to HK$720,000) each at the end of every year from the date of this bond and $256,410(equivalent to HK$2,000,000) together with the Principal Sum after the maturity of Bond. Up to report date, the subscription of payment from investor to the bond was fully paid.

NOTE 6 – DEPOSITS RECEIVED

	December 31, 2018	December 31, 2017

Deposits received for bonds	1,666,667	-

During the year, the Company entered into some bond subscription agreements with a few lenders and received deposit fund from them. Up to report date, the process of those bonds have not been completed yet, the deposit received is interest free until the completion of the issuance of the bonds.

NOTE 7 – INTEREST PAYABLES

	December 31, 2018	December 31, 2017

Interest payables on fixed rate bonds	30,768	-

Interest payables were accrued on the fixed rate bonds with maturity terms of 8 years and interest rate of 8.8% per annual issued by the Company.

NOTE 8 – AMOUNT FROM A DIRECTOR/ MAJOR STOCKHOLDER

The balances are unsecured, interest-free and repayable on demand.

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of December 31, 2018, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

As of December 31, 2018 Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

NOTE 10 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company changed the domicile to the State of Nevada since 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

YIH was incorporated under the laws of Hong Kong. Hong Kong profits tax rate is 16.5%. It is provided that profits tax rate 8.25% on assessable income up to $256,410 and 16.5% on any part of assessable profits over $ 256,410. YIH generated taxable income in the Hong Kong for the year ended December 31, 2018 and 2017 (Nil).

	December 31, 2018	December 31, 2017

Tax at income tax rate 8.25%	2,074	-

PBIL was incorporated under the laws of Hong Kong. PBIL did not generated taxable income in Hong Kong for the year ended December 31, 2018 and 2017.

YUS INTERNATIONAL GROUP LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN USD)

NOTE 11- RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director

The Company had the following related party balances at December 31, 2018 and 2017:

b.The Company had the following related party balances at December 31, 2018 and 2017

		December 31, 2018	December 31, 2017

Due from major stockholder:
YUS International Group Limited	(i)	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	(i)	194,076	(132,462)

Investment in bonds issued by major stockholder
YUS International Group Limited	(ii)	1,765,516	-

(i)As of December 31, 2018 and 2017, the above amounts due from major stockholder and a director are without interest and due on demand, respectively.

(ii)During the year, the Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong,

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2018 and 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 13- CONTINGENT LIABILITIES

The Company has not fulfilled the reporting requirements of the U.S. Securities and Exchange Commission, and may be subjected to follow-up action of the relevant authority.

NOTE 14– SIGNIFICANT SUBSEQUENT EVENTS

The Company has no significant matters to make material adjustments or disclosure in the consolidated financial statements.

PART III

ITEM 10.01 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

There have been no departure of director during the year ended December 31, 2018.

ITEM 10.02 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2018 are as follows:

Name	Age	Title
Yu Cheung Fai Alex	53	Director

Chan Fuk Yu	35	Director and Chief Financial Officer (Note)
Ho Kam Hang	39	Chief Executive Officer

Mr. Ho Kam Hang

Mr. Ho, age 40, is the Chief Executive Officer of the Company.

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

Mr. Yu Cheung Fai Alex

Mr. Yu, age 54, is a director of the Company.

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

Ms. Chan Fuk Yu

Ms. Chan, age 36, is a director and Chief Financial Officer of the Company and a renowned investment analyst.

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

ITEM 11. EXECUTIVE COMPENSATION

No annual and long-term compensation was paid to our Officers. The most highly compensated employees who served at the end of the fiscal year December 31, 2018 and whose salary and bonus did not exceed $100,000 for the fiscal years ended December 31, 2018 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2018, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Restricted Stock	HUANG JIAN NAN 15TH FL, SUN & MOON BLDG NO 45 SING WOO RD, HAPPY VALLEY, HONG KONG	624,789	8.39%
Restricted Stock	YUS INTERNATIONAL GROUP LIMITED FLAT 2-03-23/F., OMEGA PLZ 32 DUNDAS ST MONG KOWLOON, HONG KONG	6,624,789	88.99%

(1) The percentage of class is based on 7,443,912 shares of common stock issued and outstanding as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director

The Company had the following related party balances at December 31, 2018 and 2017:

b.The Company had the following related party balances at December 31, 2018 and 2017

		December 31, 2018	December 31, 2017

Due from major stockholder:
YUS International Group Limited	(i)	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	(i)	194,076	(132,462)

Investment in bonds issued by major stockholder
YUS International Group Limited	(ii)	1,765,516	-

(i)As of December 31, 2018 and 2017, the above amounts due from major stockholder and a director are without interest and due on demand, respectively.

(ii)During the year, the Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong,

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We paid the following fees to its auditors during its fiscal years ended December 31, 2018 and 2017. These fees for professional services were rendered for the audit and reviews of our financial statements.

	December 31, 2018	December 31, 2017

Audit Fees	32,000	20,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total fees	32,000	20,000

Audit Related Fees

For our fiscal year ended December 31, 2018 we incurred no audit related fees.

Tax Fees

For our fiscal year ended December 31, 2018, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2018.

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

YUS International Group Limited

By: /s/ Ho Kam Hang

Ho Kam Hang

Chief Executive Officer Dated: May 29, 2019

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/ Ho Kam Hang	Chief Executive Officer	May 31, 2019
Ho Kam Hang /s/ Chan Fuk Yu	Chief Financial Officer	May 31, 2019
Chan Fuk Yu