Form 10-Q
period 2019-03-31
YUS INTERNATIONAL GROUP Ltd
filed 2019-07-24
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52020

YUS INTERNATIONAL GROUP LTD
(Exact name of small business issuer as specified in its charter)

Nevada (NV)	90-0201309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room A, Block B, 21/F
Billion Centre, 1 Wang Kwong Road
Kowloon Bay, Kowloon, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 23, 2019, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	7,443,912 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

ITEM 1. UNAUDITED FINANCIAL STATEMENTS3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK17

ITEM 4. CONTROLS AND PROCEDURES17

PART II – OTHER INFORMATION18

ITEM 1. LEGAL PROCEEDINGS18

ITEM 1A. RISK FACTORS18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES18

ITEM 4. MINE SAFETY DISCLOSURE18

ITEM 5. OTHER INFORMATION18

ITEM 6. EXHIBITS18

SIGNATURES19

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
ASSETS		2019	2018
	Notes
Current assets
Prepayment		89,743	89,743
Amount due from major stockholder	9	210,345	210,345
Amount due from a director	9	194,076	194,076
Cash and cash equivalents		645,122	927,685

Total current assets		1,139,286	1,421,849

Non-current assets
Investment in financial assets	5	2,075,235	1,765,516

		3,214,521	3,187,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	6	57,473	53,473
Interest payable		53,846	30,768
Amount due to a director		-	-
Tax payable		2,074	2,074

Total current liabilities		113,393	86,315

Non-Current liabilities
Fixed rate bond	7	1,291,032	1,287,123
Deposits received	8	1,666,667	1,666,667

Total liabilities		3,071,092	3,040,105

Stockholders ‘equity
Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 shares issued and outstanding as of March 31, 2019 and 31 December 2018 respectively	10	744,391	744,391
Additional paid in capital		669,937	669,937
Merger reserve		4,268	4,268
Accumulated deficit		(1,275,167)	(1,271,336)

Total stockholders’ equity		143,429	147,260
Total liabilities and stockholders’ equity
		3,214,521	3,187,365

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2019	2018

Revenue	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses
General & administrative	4,737	4,602

Loss from operations	(4,737)	(4,602)

Other income / (expenses)
Interest income	27,690	13
Other income	203	-
Finance costs	(26,987)	-
Total other income / (expenses)	906	13

Loss before provision for income taxes	(3,831)	(4,589)

Provision for income taxes	-	-

Net loss for the period	(3,831)	(4,589)

Other comprehensive income	-	-

Total comprehensive loss for the period	(3,831)	(4,589)

Loss per share, basic and diluted	(0.001)	(0.001)

Weighted average number of shares outstanding - basic and diluted	7,443,912	7,433,912

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTH ENDED MARCH 31, 2019

	Common stock
	Number of Shares	Amount	Additional paid-in capital	Merger reserve	Accumulated deficits	Total Equity
Balance at January 1, 2019	7,443,912	744,391	669,937	4,268	(1,271,336)	147,260

Net loss for the period	-	-	-	-	(3,831)	(3,831)

Balance at March 31, 2019	7,443,912	744,391	669,937	4,268	(1,275,167)	143,429

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss for the period	(3,831)	(4,589)
Adjustments to reconcile net loss to net cash flows used in operating activities for:
Interest income	(27,690)	(13)
Finance costs	26,987
Changes in operating assets and liabilities:

Increase in accrued expenses	4,000	750

Net cash used in operating activities	(534)	(3,852)

Cash flows from Investing activities
Interest received	22	13
Payment for investment in financial assets	(282,051)	-

Net cash used investing activities	(282,029)	13

Cash flows from financing activities
Increase in deposit received	-	641,026
Increase in amount due from a director	-	(194,076)
Decrease in amount due to a director	-	(132,462)

Net cash generated from financing activities	-	314,488

Net change in cash and cash equivalents	(282,563)	310,649

Cash and cash equivalents at beginning of period	927,685	48,896

Cash and cash equivalents at the end of period	645,122	359,545

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

Details of the Company’s wholly owned subsidiaries as of March 31, 2019 and 2018 are as follows:

Company	Date of Establishment	Place of Establishment	Percentage of Ownership by the Company		Principal Activities
			2019	2018
PBIL Entertainment (Holdings) Limited	December 19, 2017	Hong Kong	100%	100%	Dormant
YUS International Holdings Limited	December 23, 2013	Hong Kong	100%	100%	Investment holding

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

For the three months ended and as of March 31, 2019, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiary:

1)YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

2)PBIL Entertainment (Holdings) limited (a Hong Kong corporation) (“PBIL”)

The acquisition of all of the issued and outstanding stock of PBIL and YIH were on January 2, 2018 and January 12, 2017 respectively. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2019, results of operations and cash flows for the three months ended March 31, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full period.

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

Impairment of financial assets

The Company assesses on a forward-looking basis the expected credit losses associated with its debt instrument carried at amortized cost. The impairment methodology applied depends on whether there has been a significant increase in credit risk.

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

The Company’s subsidiary, whose records are not maintained in that company’s functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiary, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	3 months ended March 31, 2019	Year ended December 31, 2018	3 months ended March 31, 2018

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

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

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company has accumulated deficits of $1,275,167.

As of March 31, 2019, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity/debt offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 –FINANCIAL ASSETS AT AMORTIZED COST

Non-current Asset

	March 31, 2019	December 31, 2018
Unlisted debt instruments, at amortized cost
Bonds	2,075,235	1,765,516

During the period, the Company subscribed to additional fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong.

The bond was measured at amortized costs because assets that are held for collection of contractual cash flows where those cash flows represent solely payments of principal and interest.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2019 and December 31, 2018 represent accrued fees payable to various professional parties and service providers.

NOTE 7–FIXED RATE BOND

On 24 August 2018, the Company issued a bond with a principal amount of $1,282,051(equivalent to HK$10,000,000) to an individual investor. The bond will be repayable in full by 23 August 2026. The bond bears a fixed interest rate at 8.80% per annum for 8 years payable by 7 instalments of $92,308 (equivalent to HK$720,000) each at the end of every year from the date of this bond and $256,410 (equivalent to HK$2,000,000) together with the Principal Sum after the maturity of Bond. Up to report date, the subscription of payment from investor to the bond was fully paid

NOTE 8 – DEPOSITS RECEIVED

	March 31, 2019	December 31, 2018

Deposits received for bonds	1,666,667	1,666,667

The Company entered into some bond subscription agreements with a few lenders and received deposit fund from them. Up to report date, the process of those bonds has not been completed yet, the deposit received is interest free until the completion of the issuance of the bonds.

NOTE 9– AMOUNT DUE FROM A DIRECTOR AND MAJOR STOCKHOLDER

The balances as of March 31, 2019 and December 31, 2018 are unsecured, interest-free and has no fixed repayment terms.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of March 31, 2019, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

As of March 31, 2019, Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 11 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period ended March 31, 2019, and 2018, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company changed the domicile to the State of Nevada since 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

PBIL and YIH were incorporated under the laws of Hong Kong. Hong Kong profits tax rate is 16.5%. It is provided that profits tax rate 8.25% on assessable income up to $256,410 and 16.5% on any part of assessable profits over $ 256,410. PBIL and YIH did note generated taxable income in the Hong Kong for the three months ended March 31, 2019 and 2018, and therefore, PBIL and YIH were not subject to Hong Kong profits tax.

NOTE 12- RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director

b.The Company had the following related party balances at March 31, 2019 and 2018

	March 31, 2019	December 31, 2018

Due from major stockholder:
YUS International Group Limited	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	194,076	194,076

Investment in bonds issued by major stockholder
YUS International Group Limited	2,075,235	1,765,516

(i)As of March 31, 2019, and December 31, 2018, the above amounts due from major stockholder and a director are without interest and due on demand, respectively.

(ii)The Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2019, and December 31, 2018, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Three Months Ended March 31, 2019

The following table summarizes the result of our operation during the three months ended March 31, 2019.

	Three months ended March 31,		Increase
	2019	2018	(decrease)	% Change

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue/ (Expense)	906	13	893	-
General & administrative	(4,737)	(4,602)	(135)	2.98
Loss from operations	(3,831)	(4,589)	(758)	16.8
Income tax expenses	-		-	-
Loss for the period	$(3,831)	(4,589)	(758)	16.8

General and administrative expenses

General and administrative expenses were US$4,737 and $4,602 for the three months ended March 31, 2019 and the three months ended March 31, 2018, respectively. The management has tried its best to fix the total professional fees for one quarter at US$4,000. This can be achieved with the co-operation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Other Revenue

Other revenue was $906 and $13 for the three months ended March 31,2019 and March 31, 2018, respectively. The increase in other revenue was due to interest income received from investing in financial assets more than interest charges on issuing fixed rate bonds

Net loss

Net loss was $3,831 for the three months ended March 31, 2019 which was $758 less than the period ended March 31, 2018.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$645,122 on March 31, 2019.

Cash flows

Net cash used in operating activities was US$(534) for the three months ended March 31, 2019, compared with US$(3,852) for the three months ended March 31, 2018. The decrease in net cash outflow was due net loss US$(3,831), adjusted by non-cash items of finance costs US$(26,987) and interest income US$27,690, and an increase in accrued expenses US$ (4,000)

Net cash used in investing activities was US$(282,029) for the three months ended March 31, 2019, compared with US$13 for the three months ended March 31, 2018. The increase in net cash outflow was due to cash payment for investment in financial assets.

Net cash from financing activities was US$0 for the three months ended March 31, 2019, compared with US$314,448 for the three months ended March 31, 2018.

Working capital

We had a working capital surplus of $1,025,893 consisting of cash on hand of $645,122 as of March 31, 2019, as compared to working capital surplus of $1,335,534 and cash on hand of $927,685 as of December 31, 2018

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated:, July 23, 2019	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: , July 23, 2019	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer