Form 10-Q
period 2019-09-30
YUS INTERNATIONAL GROUP Ltd
filed 2019-11-14
CIK 1306035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 12, 2019, the issuer’s classes of common stock are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.1 par value	7,443,912 shares

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2019	2018
ASSETS	Notes
Current assets
Prepayment		89,743	89,743
Amount due from major stockholder	9	210,345	210,345
Amount due from a director	9	141,677	194,076
Amount due from a related party	9	3,986	-
Cash and cash equivalents		641,060	927,685

Total current assets		1,086,811	1,421,849

Non-current assets
Investment in financial assets	5	2,145,679	1,765,516

		3,232,490	3,187,365
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	6	13,474	53,473
Interest payable		100,000	30,768
Tax payable		2,074	2,074
Total current liabilities		115,548	86,315

Non-Current liabilities
Fixed rate bond	7	1,298,851	1,287,123
Deposits received	8	1,666,667	1,666,667

Total liabilities		3,081,066	3,040,105
Stockholders ‘equity
Common stock, Par value $0.1, 225,000,000 shares authorized; 7,443,912 shares issued and outstanding as of September 30, 2019 and 31 December 2018 respectively	10	744,391	744,391
Additional paid in capital		669,937	669,937
Merger reserve		4,268	4,268
Accumulated deficits		(1,267,172)	(1,271,336)

Total stockholders’ equity		151,424	147,260
Total liabilities and stockholders’ equity		3,232,490	3,187,365

See accompanying notes to the financial statements

YUS INTERNATIONAL GROUP LIMITED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30
	2019	2018	2019	2018

Revenue	-	-	-	-

Cost of sales	-	-	-	-

Gross profit	-	-

Expenses
General & administrative	4,400	4,015	13,214	21,325

Loss from operations	(4,400)	(4,015)	(13,214)	(21,325)

Other income / (expenses)
Interest income	35,225	7,966	98,135	8,011
Other income	-	-	203	-
Finance costs	(26,987)	(2,062)	(80,960)	(2,062)
Total other income	8,238	5,904	17,378	5,949

Profit / (Loss) before provision for income taxes	3,838	1,889	4,164	(15,376)

Provision for income taxes	-	-	-	-

Net profit / (loss) for the period	3,838	1,889	4,164	(15,376)

Other comprehensive income	-	-	-	-

Total comprehensive income/(loss) for the period	3,838	1,889	4,164	(15,376)

Profit / (loss) per share, basic and diluted	0.001	-	0.001	(0.002)

Weighted average number of shares outstanding - basic and diluted	7,443,912	7,443,912	7,443,912	7,443,912

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE- MONTH PERIOD ENDED SEPTEMBER 30, 2019

	Common stock
	Number of		Additions paid-in	Merger	Accumulated	Total
	Shares	Amount	capital	reserve	deficits	Equity
Balance at January 1, 2019	7,443,912	744,391	669,937	4,268	(1,271,336)	147,260

Net loss for the period	-	-	-	-	(3,831)	(3,831)

Balance at March 31, 2019	7,443,912	744,391	669,937	4,268	(1,275,167)	143,429

Net profit for the period	-	-	-	-	4,157	4,157
Balance at June 30, 2019	7,443,912	744,391	669,937	4,268	(1,271,010)	147,586

Net profit for the period	-	-	-	-	3,838	3,838

Balance at September 30, 2019	7,443,912	744,391	669,937	4,268	1,267,172	151,424

See accompanying notes to the condensed financial statements.

YUS INTERNATIONAL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net profit / (loss) for the period	4,164	(15,376)
Adjustments to reconcile net loss to net cash flows used in operating activities for:
Interest income	(98,135)	(8,011)
Finance costs	80,960	2,062
Changes in operating assets and liabilities:

(Decrease)/ Increase in accrued expenses	(40,000)	8,750

Net cash used in operating activities	(53,011)	(12,575)

Cash flows from Investing activities
Interest received	23	80
Payment for investment in financial assets	(282,051)	(1,474,358)

Net cash used in investing activities	(282,028)	(1,474,278)

Cash flows from financing activities
Net proceed from issuance of fixed rate bond	-	1,282,050
Increase in deposit received	-	1,666,667
Increase in amount due from a director	-	(194,076)
Decrease in amount due to a director	52,400	(132,462)
Increase in amount due from related parties	(3,986)	-

Net cash generated from financing activities	48,414	2,622,179

Net change in cash and cash equivalents	(286,625)	1,135,326

Cash and cash equivalents at beginning of period	927,685	48,896

Cash and cash equivalents at the end of period	641,060	1,184,222

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

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On January 12, 2017, the Company acquired 100% of the outstanding equity capital of YUS International Holdings Limited (“YIH”) for US$10,000 from Ho Kam Hang, the Company’s Chief Executive Officer, and Yu Cheung Fai Alex, a director of the Company. This transaction has the effect of making YIH a wholly owned subsidiary of the Company. YIH is a limited company organized under the laws of Hong Kong. Other than holding dormant bank accounts, YIH has no material assets, liabilities, or operations. It is accounted for as a common control business combination under ASC 805.

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

 Details of the Company’s wholly owned subsidiaries as of September 30, 2019 and 2018 are as follows:

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

For the three months ended and as of September 30, 2019, the unaudited consolidated financial statements include the accounts of the Company and the following wholly owned subsidiary:

1)YUS International Holdings Limited (a Hong Kong corporation) (“YIH”)

2)PBIL Entertainment (Holdings) limited (a Hong Kong corporation) (“PBIL”)

The acquisition of all of the issued and outstanding stock of PBIL and YIH was on January 2, 2018 and January 12, 2017 respectively. All significant inter-company balances and transactions have been eliminated.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2019, results of operations and cash flows for the nine months ended September 30, 2019. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full period.

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

Financial liability is derecognized when the obligation under liability is discharged or cancelled or expires.

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

The Company’s subsidiary, whose records are not maintained in that company’s functional currency, re-measure its records into its functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these remeasurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiary, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

The translation rates are as follows:

	9 months ended September 30, 2019	Year ended December 31, 2018	9 months ended September 30, 2018

Period/year end HK$ : US$ exchange rate	0.1282	0.1282	0.1282
Average HK$ : US$ exchange rate for the period/year	0.1282	0.1282	0.1282

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

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company has accumulated deficits of $1,267,172.

As of September 30, 2019, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity/debt offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 –FINANCIAL ASSETS AT AMORTIZED COST

Non-current Asset

	September 30, 2019	December 31, 2018
Unlisted debt instruments, at amortized cost
Bonds	2,145,679	1,765,516

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

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2019 and December 31, 2018 represent accrued fees payable to various professional parties and service providers.

NOTE 7–FIXED RATE BOND

On August 24, 2018, the Company issued a bond with a principal amount of $1,282,052 (equivalent to HK$10,000,000) to an individual investor. The bond will be repayable in full by August 23, 2026. The bond bears a fixed interest rate at 8.80% per annum for eight years payable by seven instalments of $92,308 (equivalent to HK$720,000) each at the end of every year from the date of this bond and $256,410(equivalent to HK$2,000,000) together with the Principal Sum after the maturity of Bond. Up to report date, the subscription of payment from investor to the bond was fully paid.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – DEPOSITS RECEIVED

	September 30, 2019	December 31, 2018
Deposits received for bonds	1,666,667	1,666,667

The Company entered into some bond subscription agreements with a few lenders and received deposit fund from them. Up to report date, the process of those bonds has not been completed yet, the deposit received is interest free until the completion of the issuance of the bonds.

NOTE 9 – AMOUNT DUE FROM A DIRECTOR, A RELATED PARTY AND MAJOR STOCKHOLDER

The balances as of September 30, 2019 and December 31, 2018 are unsecured, interest-free and has no fixed repayment terms.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 225,000,000 shares of common stock, $0.1 par value. As of September 30, 2019, there were 7,443,912 shares of the Company’s common stock issued and outstanding.

As of September 30, 2019, Huang Jian Nan owned 624,789 shares or 8.4% of the Company’s common stock, and YUS International Group Limited owned 6,624,789 shares, or 89% of the Company’s common stock. Other than Huang Jian Nan and YUS International Group Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period ended September 30, 2019 and 2018, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been offset by an equal valuation allowance.

The Company changed the domicile to the State of Nevada since 2004. Under the current law of Nevada, the Company is not subject to state corporate income tax. No provision for federal corporate income tax has been made in the financial statements as there are no assessable profits.

PBIL and YIH were incorporated under the laws of Hong Kong. Hong Kong profits tax rate is 16.5%. It is provided that profits tax rate 8.25% on assessable income up to $256,410 and 16.5% on any part of assessable profits over $ 256,410. PBIL and YIH did note generated taxable income in the Hong Kong for the nine months ended September 30, 2019 and 2018, and therefore, PBIL and YIH were not subject to Hong Kong profits tax.

NOTE 12- RELATED PARTY TRANSACTIONS

a.Related parties:

Name of related parties	Relationship with the Company
YUS International Group Limited	Major stockholder
Mr. Alex Cheung Fai Yu	Director
Mr. Ho Kam Hang	CEO

b.The Company had the following related party balances at September 30, 2019 and 2018

	September 30, 2019	December 31, 2018
Due from major stockholder:
YUS International Group Limited	210,345	210,345

Due from / (to) a director:
Mr. Alex Cheung Fai Yu	174,076	194,076

Due from a related party
Mr. Ho Kam Hang	3,986	-

Investment in bonds issued by major stockholder
YUS International Group Limited	2,110,455	1,765,516

(i)As of September 30, 2019, and December 31, 2018, the above amounts due from major stockholder and a director are without interest and due on demand, respectively.

(ii)The Company subscribed to fixed rate bonds with interest rate ranging from 8.75-8.89% per annum for maturity term of 8 years, issued by the major stockholder, YUS International Group Limited (“YUS”), a private entity that was incorporated in Hong Kong.

YUS INTERNATIONAL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of September 30, 2019, and December 31, 2018 the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation – Nine Months Ended September 30, 2019

The following table summarizes the result of our operation during the six months ended September 30, 2019.

	Nine months ended September 30,		Increase
	2019	2018	(decrease)

Revenue	$-	-	-	-
Gross profit	-	-	-	-
Other Revenue/ (Expense)	17,378	5,949	11,429	-
General & administrative	(13,214)	(21,325)	(8,111))	-
Profit / (loss) from operations	4,164	(15,376)	19,540	-
Income tax expenses	-	-	-	-
Profit /(loss) for the period	$4,164	(15,376)	19,540

General and administrative expenses

General and administrative expenses were US$13,214 and $21,325 for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 respectively. The management has tried its best to fix the total professional fees for three quarters at US$12,000. This can be achieved with the co-operation of all the professional parties provided the increase in one item of professional fees are compensated by the decreases in other items of professional fees.

Other Revenue

Other revenue was $17,378 and $5,949 for the nine months ended September 30, 2019 and September 30, 2018 respectively. The increase in other revenue was due to interest income received from investing in financial assets more than interest charges on issuing fixed rate bonds.

Net Profit

Net profit was $4,164 for the nine-month period ended September 30, 2019.

Liquidity and Capital Resources from Operations

Cash

There was cash balance of US$641,060 at September 30, 2019.

Cash flows

Net cash used in operating activities was US$(53,011) for the nine months ended September 30, 2019, compared with US$(12,575) for the nine months ended September 30, 2018. The decrease in net cash outflow was due net profit US$4,164, adjusted by non-cash items of finance costs US$(80,960) and interest income US$98,135, and decrease in accrued expenses US$ (40,000)

Net cash used in investing activities was US$(282,028) for the nine months ended September 30, 2019, compared with US$(1,474,278) for the nine months ended September 30, 2018. The net cash outflow was due to cash payment for investment in financial assets.

Net cash from financing activities was US$48,414 for the nine months ended September 30, 2019,

it was mainly due to increase in amount due from a director.

Working capital

We had a working capital surplus of $971,264 consisting of cash on hand of $641,060 of September 30, 2019, as compared to working capital surplus of $1,335,534 and cash on hand of $927,685 as of December 31, 2018.

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

The Company’s management confirms that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YUS INTERNATIONAL GROUP LIMITED

Dated: November 13, 2019	By:	/s/ Ho Kam Hang
Ho Kam Hang
Chief Executive Officer

Dated: November 13, 2019	By:	/s/ Chan Fuk Yu
Chan Fuk Yu
Chief Financial Officer